Form 10-K
period 2010-12-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2011-03-31
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)
Commission File Number:  001-54273 (Summit Hotel OP, LP)

SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP
(Exact name of registrant as specified in its charter)
_________________

Maryland (Summit Hotel Properties, Inc.)	27-2962512 (Summit Hotel Properties, Inc.)
Delaware (Summit Hotel OP, LP)
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive offices, including zip code)

(605) 361-9566
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Summit Hotel Properties, Inc.

Title of each class		Name of each exchange on which registered
Common Stock, $0.01 par value per share		New York Stock Exchange

Summit Hotel OP, LP

Title of each class		Name of each exchange on which registered
None		Not applicable

_________________

Securities registered pursuant to Section 12(g) of the Act:

Summit Hotel Properties, Inc.:  None
Summit Hotel OP, LP:  Units of partnership interest in Summit Hotel OP, LP designated as “Common Units”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Summit Hotel Properties, Inc. ☐ Yes ☒ No	Summit Hotel OP, LP ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Summit Hotel Properties, Inc. ☐ Yes ☒ No	Summit Hotel OP, LP ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Summit Hotel Properties, Inc. ☒ Yes ☐ No	Summit Hotel OP, LP ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Summit Hotel Properties, Inc. ☐ Yes ☐ No	Summit Hotel OP, LP ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Summit Hotel Properties, Inc. ☒	Summit Hotel OP, LP ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Summit Hotel Properties, Inc.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Summit Hotel OP, LP
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Summit Hotel Properties, Inc. ☐ Yes ☒ No	Summit Hotel OP, LP ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Summit Hotel Properties, Inc.: Not applicable	Summit Hotel OP, LP: Not applicable

Neither registrant had any outstanding securities at the end of the most recently completed second fiscal quarter.

As of March 25, 2011, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 27,278,000 and the number of outstanding Common Units of Summit Hotel OP, LP was 37,378,000, including Common Units held by Summit Hotel Properties, Inc. and the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report (“this report”) combines the Annual Reports on Form 10-K for the year ended December 31, 2010 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

●	“Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;

●	“Summit OP” or “our operating partnership” mean Summit Hotel OP, LP, a Delaware limited partnership; and

●
“we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one company. When this report discusses or refers to activities occurring prior to February 14, 2011, the date on which our operations commenced, these references refer to Summit Hotel Properties, LLC, our predecessor.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  As of December 31, 2010, Summit REIT owned a 99.9% limited partnership interest in Summit OP and the General Partner owned a 0.1% general partnership interest in Summit OP.  Effective as of February 14, 2011, the partnership agreement of Summit OP was amended and restated.  As a result, Summit OP’s equity interests include common units representing general and limited partnership interests (“Common Units”).  As of December 31, 2010, Summit REIT owned an approximate 73% partnership interest in Summit OP, including the sole general partnership interest held by the General Partner.  As the sole member of the General Partner, Summit REIT has exclusive control of our operating partnership’s day-to-day management.

We believe combining the Annual Reports on Form 10-K of Summit REIT and Summit OP into this single report provides the following benefits:

●	it enhances investors’ understanding of Summit REIT and Summit OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

●	it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Summit REIT and Summit OP; and

●	it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company.  Summit REIT intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for its short taxable year ending December 31, 2011.

Summit REIT’s only material assets are its ownership of Common Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and, through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  Summit OP’s capital interests includes Common Units representing general and limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

In order to highlight the differences between Summit REIT and Summit OP, there are sections in this report that separately discuss Summit REIT and Summit OP, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for Summit REIT and Summit OP (i.e., where the disclosure refers to the consolidated company), this report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of Summit REIT and Summit OP and their respective subsidiaries, as one consolidated company.

As the sole member of the General Partner, Summit REIT consolidates Summit OP for financial reporting purposes, and Summit REIT does not have assets other than its investment in the General Partner and Summit OP.  Therefore, while stockholders’ equity and partners’ capital differ as discussed above, the assets and liabilities of Summit REIT and Summit OP are the same on their respective financial statements.

Finally, we refer to a number of other entities in this report as follows.  Unless the context otherwise requires or indicates, references to

●
“the LLC” refer to Summit Hotel Properties, LLC and references to “our predecessor” refer to the LLC and its consolidated subsidiaries, including Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”); Effective February 14, 2011, the LLC was merged with and into Summit OP with Summit OP surviving the merger and succeeding to the business and assets of the LLC;

●	“Summit TRS” refer to Summit Hotel TRS, Inc., a Delaware corporation;

●	“our TRSs” refer to Summit TRS and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;

●	“our TRS lessees” refer to our TRSs and the wholly owned subsidiaries of our TRSs that lease our hotels from our operating partnership or subsidiaries of our operating partnership.

●	“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and Class C Member.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2010
SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

●
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

●	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

●	interest rate increases;

●	our possible failure to qualify as a REIT and the risk of changes in laws affecting REITs;

●	the possibility of uninsured losses;

●	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

●	the other factors discussed under the heading “Risk Factors” in this report.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	Business.

All references and descriptions in this report relating to assets owned and business conducted prior to February 14, 2011, the date of completion of Summit REIT’s initial public offering and the formation transactions, refer to the business of our predecessor, which was merged into Summit OP as part of the formation transactions in connection with the initial public offering.

Overview

We are a self-managed hotel investment company that was recently organized to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus exclusively on acquiring and owning premium-branded limited-service and select-service hotels in the upscale and midscale without food and beverage segments of the U.S. lodging industry. We completed our initial public offering (our “IPO”) and other formation transactions and commenced operations on February 14, 2011.

As of December 31, 2010, our hotel portfolio consisted of 65 hotels with a total of 6,533 guestrooms located in 19 states.  Based on total number of rooms, 48% of our portfolio is positioned in the top 50 metropolitan statistical areas (“MSAs”) and 68% is located within the top 100 MSAs.

As we disclosed in the prospectus for our IPO, our current portfolio consists of what we consider “seasoned” and “unseasoned” hotels.  At the time of our IPO, we classified 46 of our hotels as seasoned based on their construction or acquisition date and we classified 19 of our hotels as unseasoned, those hotels that were either built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  We will continue to report results using this classification for these 65 hotels only through December 31, 2011, beyond which time the categories will have become less meaningful.  All of our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

At December 31, 2010, the majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (Courtyard® by Marriott, Residence Inn® by Marriott, SpringHill Suites® by Marriott, Fairfield Inn® by Marriott and TownePlace Suites® by Marriott), Hilton Worldwide (Hampton Inn®, Hampton Inn & Suites® and Hilton Garden Inn®), IHG (Holiday Inn Express® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (Hyatt Place®).  Our franchise mix, by total number of rooms, consists of Marriott (2,754 rooms, or 42%), Hilton Worldwide (1,331 rooms, or 20%), IHG (639 rooms, or 10%), Hyatt Hotels and Resorts (556 rooms, or 9%) and others (1,253 rooms, or 19%). Smith Travel Research classifies 28 of our hotels within the “upscale” segment and 36 of our hotels within the “midscale without food and beverage” segment. We classify our one independent hotel as midscale without food and beverage.

Our corporate offices are located at 2701 South Minnesota Avenue, Suite 6, Sioux Falls, South Dakota, 57105.  Our telephone number is (605) 361-9566.  Our website is www.shpreit.com. The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Development of Business

Summit REIT was formed June 30, 2010 as a Maryland corporation.  On February 14, 2011, we closed our IPO and a concurrent private placement and sold a total of 27,274,000 shares of common stock.

We conduct substantially all of our business through our operating partnership, which was formed on June 30, 2010 as a Delaware limited partnership.  Effective February 14, 2011, our predecessor merged with and into our operating partnership (the “Merger”) with our operating partnership as the surviving entity and succeeding to the business and ownership of the 65 hotels owned by our predecessor.  At the effective time of the Merger, the outstanding membership interests in our predecessor were converted into, and cancelled in exchange for, Common Units and the members of our predecessor were admitted as limited partners of our operating partnership. Also effective February 14, 2011, The Summit Group contributed its Class B membership interest in Summit of Scottsdale, which owns two hotels in Scottsdale, Arizona, to our operating partnership and an unaffiliated third-party investor contributed its Class C membership interest in Summit of Scottsdale to our operating partnership. We refer to these transactions as the “formation transactions.”

We intend to elect to be taxed as a REIT for federal income tax purposes beginning with our short taxable year ending December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Instead, we lease our hotels to our TRS lessees, which are wholly owned, directly or indirectly, by our operating partnership. Our TRS lessees have engaged Interstate Management Company (“Interstate”) to operate and manage our hotels pursuant to a hotel management agreement and may engage other third-party hotel management companies to operate and manage our hotels in the future.

Business Strategy

We focus on acquiring, owning, renovating, repositioning and aggressively asset-managing and selectively selling premium-branded limited-service and select-service hotels in the upscale and midscale without food and beverage segments of the U.S. lodging industry. We seek to maximize the cash flow of our portfolio through focused asset management, targeted capital investment and opportunistic acquisitions.

We believe the U.S. economy and the U.S. lodging industry in particular has begun to recover from the recent economic recession and, as a result, lodging industry fundamentals will continue to strengthen over the near-term. As a result, we believe our portfolio is well-positioned for significant internal growth in hotel operating revenue in this environment based on our mix of seasoned hotels and unseasoned hotels.  We believe we can create long-term value by pursuing the following strategies:

●
Disciplined Acquisitions of Hotel Properties.  We believe that the significant decline in lodging industry fundamentals from 2008 through early 2010 and the resultant declines in cash flows has created a difficult environment for hotel owners lacking ready access to financing or suffering from reduced cash flows. As a result, we believe that the significant number of hotel properties experiencing substantial declines in operating cash flow, coupled with tight credit markets, near-term debt maturities and, in some instances, covenant defaults relating to outstanding indebtedness, will present attractive investment opportunities to acquire hotel properties at prices significantly below replacement cost, with substantial appreciation potential as the U.S. economy recovers. We intend to grow through acquisitions of existing hotels using a disciplined approach while maintaining a prudent capital structure. We intend to target upscale and midscale without food and beverage hotels that meet one or more of the following acquisition criteria:

●	have potential for strong risk-adjusted returns located in the top 50 MSAs, with a secondary focus on the next 100 markets;

●	operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, IHG and Hyatt;

●
are located in close proximity to multiple demand generators, including businesses and corporate headquarters, retail centers, airports, medical facilities, tourist attractions and convention centers, with a diverse source of potential guests, including corporate, government and leisure travelers;

●	are located in markets exhibiting barriers to entry due to strong franchise areas of protection or other factors;

●	can be acquired at a discount to replacement cost; and

●	provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

●
Selective Hotel Development. We believe there will be attractive opportunities to partner on a selective basis with experienced hotel developers to acquire upon completion newly constructed hotels that meet our investment criteria.

●
Strategic Hotel Sales.  A primary part of our strategy is to acquire and own hotels. However, consistent with our strategy of maximizing the cash flow of our portfolio and our return on invested capital, we periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a particular hotel.

●
Capitalize on Investments in Our Hotels.  Since January 1, 2007, our predecessor made approximately $311.0 million of capital investments through development, strategic acquisitions and upgrades and improvements to our hotels in anticipation of improving general lodging fundamentals, including approximately $270.3 million of capital investment in our unseasoned portfolio. We believe these investments are paying off, as our unseasoned hotels have demonstrated significant revenue per available room (“RevPAR”) growth of 13.6% for the year ended December 31, 2010, surpassing the RevPAR growth rates of 5.7% and 4.3% reported by Smith Travel Research for the upscale and midscale without food and beverage segments nationally. Likewise, we believe that the investments since 2007 in our seasoned portfolio also will produce attractive returns. We expect the performance of our seasoned hotels, approximately 68.3% of which by room count as of December 31, 2010 are midscale without food and beverage properties and approximately 58.4% of which by room count as of December 31, 2010 are located outside the top 50 MSAs, generally to track the performance of these hotels during the prior lodging industry recovery when owned by The Summit Group and our predecessor. During that period, from June 2003 to November 2008, the performance of our seasoned hotels initially trailed the upper-upscale segment at the beginning of the growth cycle, but ultimately generated total RevPAR growth of 57.9%, significantly in excess of the 33.0% RevPAR growth produced by the upper-upscale segment during the same recovery period. We believe that our seasoned hotels are currently following, and expect that they will likely continue to follow, a similar RevPAR growth path during the current industry recovery.

Our Financing Strategy

We expect to maintain a prudent capital structure and, following application of the net proceeds from the IPO and the concurrent private placement (including the repayment of indebtedness), intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 50% of the sum of our equity market capitalization and consolidated net indebtedness. Over time, we intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt may include mortgage debt secured by hotels and unsecured debt.  During the second quarter of 2011, we anticipate entering into the credit facility described in “Our Anticipated Senior Secured Revolving Credit Facility” below to fund future acquisitions, as well as for property redevelopments, capital expenditures and working capital requirements.

When purchasing hotel properties, we may issue Common Units as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common stock.

Competition

We face competition for investments in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring our targeted hotel properties.

The lodging industry is highly competitive. Our hotels will compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates (“occupancy”), our average daily rates (“ADR”) and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

Seasonality

Certain segments of the hotel industry are seasonal in nature.  Leisure travelers tend to travel more during the summer.  Business travelers occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.  The hotel industry is also seasonal based upon geography.  Hotels in the southern U.S. tend to have higher occupancy rates during the winter months.  Hotels in the northern U.S. tend to have higher occupancy rates during the summer months.

Due to our portfolio’s geographic diversification, our revenue has not experienced significant seasonality. For the year ended December 31, 2010, our predecessor received 23.1% of its total revenue in the first quarter, 26.4% in the second quarter, 27.7% in the third quarter and 22.7% in the fourth quarter. For the year ended December 31, 2009, our predecessor received 24.2% of its total revenue in the first quarter, 25.8% in the second quarter, 26.6% in the third quarter and 23.4% in the fourth quarter.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our initial hotels has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that they are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where removal is readily achievable. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental, Health and Safety Matters

Our hotels and development parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the clean up of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Some of our properties may have contained historic uses which involved the use and/or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations, dry cleaning operations) which, if released, could have impacted our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which utilize other hazardous or toxic substances. Releases from these adjacent or surrounding properties could impact our properties and we may be liable for any associated cleanup.

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations, comprehensive asbestos surveys or mold investigations. In some cases, the Phase I environmental site assessments were conducted by another entity (i.e., a lender) and we may not have the authority to rely on such reports. Except for our Bloomington, Minnesota hotels, and our Cambria Suites hotel located in San Antonio, Texas, none of the Phase I environmental site assessments of the hotel properties in our initial portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, assets or results of operations. Soil and groundwater contamination at the site of our Bloomington, Minnesota hotels was voluntarily remediated by our predecessor to the satisfaction of the Minnesota Pollution Control Agency. A material liability could arise in the future if the contamination at the site of the Bloomington, Minnesota hotels impacted third parties or an adjacent property if the Minnesota agency requires further clean-up or if our predecessor’s clean-up does not satisfy the U.S. Environmental Protection Agency. Soil and groundwater contamination was also identified in an undeveloped portion of our property adjacent to our Cambria Suites hotel located in San Antonio, Texas. The property was sampled on two occasions, after which our environmental consultant recommended no further action unless the contaminated soil was disturbed. A material liability could arise in the future if the contamination impacts an adjacent property or if we are required to remediate it. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times within the past seven and one-half years and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, ACM. Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. For example, a large-scale remediation took place at the Amerisuites Las Colinas/Hidden Ranch hotel in 2002 and we expended roughly $500,000 to complete the renovation. In addition, the presence of significant mold or other airborne contaminants could expose us to material liability from third parties if property damage or personal injury occurs. We are not presently aware of any indoor air quality issues at our properties that would result in a material adverse effect on our business, assets or results of operations.

Tax Status

Upon filing our federal income tax return for our short taxable year ending December 31, 2011, we will elect to be taxed as a REIT for federal income tax purposes under the Code. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we were organized in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes commencing with our short taxable year ending December 31, 2011 and continuing thereafter.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties. Instead, we must lease our hotel properties. Accordingly, we lease each of our hotel properties to one of our TRS lessees, which are wholly owned by our operating partnership. Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels. A TRS is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of the REIT and that pays federal income tax at regular corporate rates on its taxable income. All of the hotels in our portfolio are leased to one of our TRS lessees, which pays us rent out of the revenue of the hotels. Our TRS lessees have engaged Interstate to manage the hotels in our initial portfolio. We believe Interstate qualifies as an eligible independent contractor.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRS Lessees will be fully subject to federal, state and local corporate income tax.

Employees

We currently employ 18 full-time employees. None of our employees is a member of any union; however, some employees of our hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our common stock could decline significantly. Some statements in this report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms—any delay or a weaker than anticipated economic recovery will adversely affect our future results of operations and our growth prospects.

Our hotel properties experienced declining operating performance across various U.S. markets during the recent economic recession. Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of a future economic recovery. We, however, cannot provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens further, our operating results and growth prospects could be adversely affected. In particular, we already have reduced our operating expenses significantly in response to the recent economic recession and our ability to reduce operating expenses further to improve our operating performance is limited. As a result, any delay or a weaker than anticipated economic recovery will adversely affect our future results of operations and our growth prospects.

Our unseasoned hotels have limited, if any, operating history and may not achieve the operating performance we anticipate, and as a result, our overall returns may not improve as we expect or may decline.

Our unseasoned hotels have experienced extended stabilization periods as a result of the significant decline in general economic conditions. Consequently, many of these hotels continue to generate negative cash flow beyond our original expectations for them. Significant increases in anticipated hotel room supply or decreases in hotel room demand in the markets where any one or more of our unseasoned hotels are located could cause the operating performance of those hotels to be below our original plans for them. If macroeconomic conditions or conditions specific to their markets do not improve significantly or our anticipated improved results for these hotels do not otherwise materialize, our overall returns may not improve as we expect or may decline.

We have no operating history as a publicly traded REIT and may not be successful in operating as a publicly traded REIT, which may adversely affect our ability to make distributions to our stockholders.

We have no operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. We cannot assure you that our management team’s past experience will be sufficient to successfully operate our company as a publicly traded REIT, implement appropriate operating and investment policies and comply with Code or Treasury Regulations that are applicable to us. Failure to comply with the income, asset, and other requirements imposed by the REIT rules and regulations could prevent us from qualifying as a REIT, and could force us to pay unexpected taxes and penalties which may adversely affect our ability to make distributions to our stockholders.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business direction. The loss of services from any of the members of our management team, particularly our Executive Chairman, Mr. Boekelheide, and our President and Chief Executive Officer, Daniel P. Hansen, and our inability to find suitable replacements on a timely basis could have an adverse effect on our operations.

We may be unable to complete acquisitions that would grow our business.

Our growth strategy includes the disciplined acquisition of hotels as opportunities arise. Our ability to acquire hotels on satisfactory terms or at all is subject to the following significant risks:

●
we may be unable to acquire or may be forced to acquire at significantly higher prices desired hotels because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds;

●	we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms; and
●
agreements for the acquisition of hotels are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate.

If we cannot complete hotel acquisitions on favorable terms or at all, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

The purchase of the hotels we have under contract may not be consummated in a timely manner or at all.

We have entered into three agreements to purchase four hotels: one for a 216-room hotel located in downtown Minneapolis, Minnesota; one for a 143-room hotel located in Duluth, Georgia and a 121-room hotel located in Glendale (Denver), Colorado; and one for a 91-room hotel located in Ridgeland, Mississippi.

The closings of the purchases of these hotels are subject to satisfaction of customary closing requirements and conditions and there is no assurance that they will be consummated in a timely manner or at all. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, these potential acquisitions requires significant expense, including expenses for due diligence, legal fees and related overhead. To the extent we do not acquire these hotels, these expenses will not be offset by revenue from these hotel properties. If we do not consummate these acquisitions in a timely manner or at all, our financial results would be adversely affected.

We may fail to successfully integrate and operate newly acquired hotels.

Our ability to successfully integrate and operate newly acquired hotels is subject to the following risks:

●	we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets;
●	market conditions may result in lower than expected occupancy and room rates;
●
we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the hotels;

●	we may need to spend more than budgeted amounts to make necessary improvements or renovations to our newly acquired hotels; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations.

If we cannot operate acquired hotels to meet our goals or expectations, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

We may not succeed in managing our growth, in which case our financial results could be adversely affected.

Our ability to grow our business depends upon our management team’s business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operations and financial results could be adversely affected.

The management of all of the hotels in our portfolio will be concentrated in one hotel management company.

All of the hotels in our portfolio are operated by Interstate. This significant concentration of credit and operational risk in one hotel management company makes us more vulnerable economically than if we entered into hotel management agreements with several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot assure you that Interstate will have sufficient assets, income and access to financing and insurance coverage to enable it to satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties would materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our common stock to decline.

Termination of our hotel management agreement with Interstate may cause us to pay substantial termination fees or to experience significant disruptions at the affected hotels.

If we replace Interstate as the hotel manager of any of our hotels, we may be required to pay a substantial termination fee and we may experience significant disruptions at the affected hotel. If we experience disruptions at the affected hotel, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders could be materially and adversely affected.

Restrictive covenants and other provisions in hotel management and franchise agreements could preclude us from taking actions with respect to the sale, refinancing or rebranding of a hotel that would otherwise be in our best interest.

Hotel management and franchise agreements typically contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of a manager or franchisor. For example, the terms of some of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the hotel management company or franchisor, assumes the related agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions or possibly litigation if we do not obtain the consent. We could be forced to pay consent or possibly termination fees to hotel managers or franchisors under these agreements as a condition to changing management or franchise brands of our hotels, and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

InterContinental Hotel Group (“IHG”) is not obligated to refer acquisition opportunities to us and we may fail to realize any benefits from our sourcing agreement with IHG.

We consider IHG’s potential willingness to refer potential acquisition opportunities to us, in IHG’s sole discretion, to be an important component of the sourcing relationship we established with IHG. Under the terms of the agreement entered into with IHG in connection with the concurrent private placement to it, however, IHG will not be obligated to refer any of these opportunities to us and there can be no assurance that the sourcing agreement will result in the completion of any transactions between us and IHG. As a result, we may not realize the benefits of this agreement in full or at all.

We may not be able to cause Interstate or other hotel management companies to operate any of our hotels in a manner satisfactory to us, which could adversely affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

To qualify as a REIT, we cannot operate our hotels. We lease our hotels to our TRS lessees, which have entered into a hotel management agreement with Interstate, an “eligible independent contractor” to operate our hotels. As a result, our financial condition, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of Interstate and any other  hotel management companies that we may retain in the future to operate our hotels successfully. Any failure by Interstate or other hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative impact on their ability to operate our hotels and could have a material and adverse affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

We cannot and will not control the hotel management companies that operate and are responsible for maintenance and other day-to-day management of our hotels, including, but not limited to, the implementation of significant operating decisions. We cannot assure you that our hotel management companies will manage our properties in a manner that is consistent with their obligations under the management agreement or our obligations under our hotel franchise agreements, that our hotel management companies will not be negligent in their performance or engage in other criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged and we may then be in breach of the franchise agreements, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

Even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory operating results, we will have limited ability to require the hotel management company to change its method of operation. We generally will attempt to resolve issues with our hotel management companies through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution or arbitration. We would only be able to seek redress if a hotel management company violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Funds spent to maintain franchisor operating standards, the loss of a franchise license or a decline in the value of a franchise brand may have a material adverse effect on our business and financial results.

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRS lessees and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRS lessees or any of our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital improvements.

If a franchisor terminated a franchise license, we could try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels, particularly if our hotels become concentrated in a limited number of franchise brands in the future, could materially and adversely affect our revenue. This loss of revenue could, therefore, also adversely affect our financial condition, results of operations and ability to service debt and make distributions to our stockholders.

Negative publicity related to one of the franchise brands or the general decline of a brand also may adversely affect the underlying value of our hotels or result in a reduction in business.

We will rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we will be required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and utilize additional leverage in sufficient amounts and on favorable terms. However, the recent U.S. and global economic slowdown has resulted in a capital environment characterized by limited availability of both debt and equity financing, increasing costs, stringent credit terms and significant volatility. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We may not be able to obtain a senior secured revolving credit facility on the indicative terms described in this report or at all.

As described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Anticipated Senior Secured Revolving Credit Facility,” we intend to enter into a $100.0 million senior secured revolving credit facility during the second quarter of 2011.  We have negotiated indicative terms for the facility with the administrative agent and have obtained commitments for the full amount of the anticipated credit facility.  However, our ability to obtain the credit facility remains subject to satisfaction of the lenders’ due diligence and other conditions. These efforts are on-going, but we may not succeed in obtaining a senior secured revolving credit facility on the indicated terms or at all. Our failure to obtain this credit facility could adversely affect our ability to grow our business and meet our obligations as they come due.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.

As of December 31, 2010, our predecessor had total outstanding indebtedness of approximately $420.4 million, all of which was secured.  Following our IPO, as of March 30, 2011, we had total outstanding indebtedness of approximately $197.1 million, all of which is secured indebtedness. We anticipate entering into a $100.0 million senior secured revolving credit facility and, in the future, we may incur additional indebtedness to finance future hotel acquisitions and development activities and other corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial condition because it could, among other things:

●
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

●	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
●	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
●	place us at a competitive disadvantage relative to competitors that have less indebtedness.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our anticipated $100.0 million secured revolving credit facility and other indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

●	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
●	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;
●	incur additional debt or issue preferred stock;
●	enter into, terminate or modify leases for our hotels and hotel management and franchise agreements;
●	make certain expenditures, including capital expenditures;
●	pay dividends on or repurchase our capital stock; and
●	enter into certain transactions with affiliates.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our hotels, and the proceeds from the sale of these hotels may not be sufficient to repay such debt in full.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt.

Borrowings under our anticipated $100.0 million senior secured revolving credit facility will be, and approximately $197.1 million of our other debt is, secured by mortgages on our hotel properties and related assets. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing any loans for which we are in default. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

An increase in interest rates would increase our interest costs on our variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Approximately $93.2 million of the approximately $197.1 million of outstanding indebtedness as of March 30, 2011 bears interest at variable rates, as will all future borrowings under our anticipated $100.0 million senior secured revolving credit facility. An increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels or acquisitions of additional hotels. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our hotels, which would limit our ability to dispose of hotels when necessary or desired.

Although we have not entered into any hedging arrangements, we may, from time to time, enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. However, these agreements reduce, but do not eliminate, the impact of rising interest rates, and they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments.

In the future we may enter into strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, which may:

●	prevent us from taking actions that are opposed by our joint venture partners;
●	create impasses on major decisions, such as acquisitions or sales;
●	prevent us from selling our interests in the joint venture without the consent of our joint venture partners; or
●	subject us to liability for the actions of our joint venture partners.

Joint venture investments could subject us to risks related to the financial condition of joint venture partners.

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may have disputes with joint venture partners.

Disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business, which may impair our ability to generate cash available for distribution and otherwise not be in our stockholders’ best interests.

Under the tax protection agreements entered into by our operating partnership and certain of its limited partners, including The Summit Group, in connection with our formation transactions, our operating partnership has agreed to provide those limited partners with the opportunity to guarantee debt or enter into a deficit restoration obligation, both of which are intended to cause a special allocation of liabilities to those limited partners to prevent them from recognizing a taxable deemed cash distribution. If our operating partnership fails to make those opportunities available, our operating partnership will be required to deliver to each such limited partner a cash payment intended to approximate that limited partner’s tax liability resulting from our operating partnership’s failure to make such opportunities available to them. Our operating partnership agreed to these provisions in order to assist those limited partners in avoiding a taxable deemed cash distribution that may have otherwise occurred in connection with the formation transactions. These obligations may require our operating partnership to maintain more or different indebtedness than would otherwise have been required for our business, which could result in higher interest expense than we would prefer to incur, reducing cash available for distribution to stockholders.

Risks Related to the Lodging Industry

Recent economic conditions may continue to adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. The recent economic downturn has led to a significant decline in demand for products and services provided by the lodging industry. We anticipate that any recovery of demand for lodging services will lag an improvement in economic conditions. A further extended period of economic weakness could have an adverse impact on our revenue and negatively affect our profitability.

Competition from other upscale and midscale without food and beverage hotels in the markets in which we operate could have a material adverse effect on our results of operations.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer rooms at lower rates than we can, which, particularly in the current economic recession, could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which could reduce our profitability and could materially and adversely affect our results of operations.

Our investment opportunities and growth prospects may be affected by competition for investment opportunities.

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of the owners of assets seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or at all.

Our operating results and ability to make distributions to our stockholders may be adversely affected by the markets in which we operate.

Our hotels will be subject to various operating risks within the markets in which we operate. These risks include:

●	over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;
●	adverse effects of international, national, regional and local economic and market conditions; and
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

Our operating results and ability to make distributions to our stockholders may be adversely affected by the risks inherent to the ownership of hotels.

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

●	dependence on business and commercial travelers and tourism;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
●
events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and severe acute respiratory syndrome (“SARS”), imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes and environmental disasters such as the oil spill in the Gulf of Mexico;

●	potential increases in labor costs at our hotels, including as a result of unionization of the labor force; and
●	adverse effects of a downturn in the lodging industry.

We have significant ongoing needs to make capital expenditures in our hotels, which require us to devote funds to these purposes and could pose related risks that might impair our ability to make distributions to our stockholders.

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, lenders may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

●	possible environmental problems;
●	construction cost overruns and delays;

●
a possible shortage of available cash to fund capital improvements and replacements and, the related possibility that financing for these capital improvements may not be available to us on affordable terms;

●	these capital improvements and replacements may not prove to be accretive to funds from operations (“FFO”); and
●	uncertainties as to market demand or a loss of market demand after capital improvements and replacements have begun.

If any of the above risks were to be realized, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Hotel development is subject to timing, budgeting and other risks. To the extent we develop hotels or acquire hotels that are under development, these risks may adversely affect our operating results and liquidity position.

We may develop hotels or acquire hotels that are under development from time to time as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

●	possible environmental problems;
●	construction delays or cost overruns that may increase project costs;
●	receipt of zoning, occupancy and other required governmental permits and authorizations;
●	development costs incurred for projects that are not pursued to completion;
●	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;
●	inability to raise capital; and
●	governmental restrictions on the nature or size of a project.

To the extent we develop hotels or acquire hotels under development, we cannot assure you that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our projected operating results and our liquidity position.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Our hotel rooms are likely to be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, room revenue may flatten or decrease and our profitability may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of hotels in which we may invest or to adjust our portfolio in response to changes in economic and other conditions, and, therefore, may harm our financial condition.

In the future, we may decide to sell hotels. Real estate investments are relatively illiquid. Our ability to promptly sell one or more hotels in our portfolio in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any hotels for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. The real estate market is affected by many factors that are beyond our control, including:

●	adverse changes in international, national, regional and local economic and market conditions;
●	changes in interest rates and in the availability, cost and terms of debt financing;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
●	the ongoing need for capital improvements, particularly in older structures, that may require us to expend funds to correct defects or to make improvements before an asset can be sold;
●	changes in operating expenses; and
●
civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts such as those that occurred on September 11, 2001.

Increases in our property taxes would adversely affect our operating results and our ability to make distributions to our stockholders.

Our hotels are subject to real and personal property taxes. These taxes may increase as tax rates change and as our hotels are assessed or reassessed by taxing authorities. If property taxes increase, our operating results and our ability to make distributions to our stockholders could be adversely affected.

We could incur significant costs related to government regulation and litigation over environmental, health and safety matters.

Our hotels and development parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the clean up of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to material liability from third parties if property damage or personal injury occurs.

Compliance with the laws, regulations and covenants that apply to our hotels, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our hotels and may require us to obtain approval from local officials or community standards organizations at any time with respect to our hotels, including prior to acquiring a hotel or when undertaking any renovations of any of our hotels. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our growth strategy may be materially and adversely affected by our ability to obtain permits, licenses and zoning approvals. Our failure to obtain such permits, licenses and zoning approvals could have a material adverse effect on our business, financial condition and results of operations.

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act of 1990 (the “ADA”), impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our hotels may currently be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures that would adversely impact our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

We assumed liabilities in connection with the formation transactions, including unknown liabilities, which, if significant, could adversely affect our business.

As part of the formation transactions, we assumed existing liabilities of our predecessor and its affiliates, including, but not limited to, liabilities in connection with our hotels, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with our predecessor, The Summit Group, and their affiliates, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In addition, the aggregate value of Common Units issued in the formation transactions was less than the value assumed in the fairness opinion, our predecessor and we will not benefit from the fairness opinion rendered to our predecessor. This could increase our exposure to claims, if brought, that the Merger was not fair to our predecessor’s members. If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and to make distributions.

Tax consequences to holders of Common Units upon a sale or refinancing of our hotels may cause the interests of holders of Common Units, including certain of our executive officers and directors, to differ from the interests of our other stockholders.

As a result of the unrealized built-in gain that may be attributable to one or more of our hotels, holders of Common Units, including certain of our executive officers and directors, may experience more onerous tax consequences than holders of our common stock upon the sale or refinancing of these hotels, including disproportionately greater allocations of items of taxable income and gain upon the occurrence of such an event. The tax protection agreements that we entered into with certain former members of our predecessor, including The Summit Group, which is wholly owned by our Executive Chairman, Mr. Boekelheide, will not provide protection from those more onerous tax consequences. A holder of Common Units that receives a disproportionately greater allocation of taxable income and gain will not receive a correspondingly greater distribution of cash proceeds with which to pay the income taxes on such income. Accordingly, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of such hotels and could exercise their influence over our affairs by attempting to delay, defer or prevent a transaction that might otherwise be in the best interests of our stockholders.

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest.

We, through our wholly owned subsidiary that serves as the sole general partner of our operating partnership, have fiduciary duties to our operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed for so long as we own a controlling interest in our operating partnership that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to the limited partners, our directors are under no obligation to give priority to the interests of the limited partners. In addition, those persons holding Common Units have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the general partner or us in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

Certain key members of our senior management team will continue to be involved in other businesses, which may interfere with their ability to devote time and attention to our business and affairs.

We will rely on our senior management team, including Mr. Boekelheide, for the day-to-day operations of our business. Mr. Boekelheide and other key members of our senior management team, including Messrs. Hansen and Aniszewski, serve as executive officers and directors of The Summit Group. The Summit Group will continue to manage one hotel that is not owned by us, a Comfort Suites located in Tucson, Arizona. Our employment agreement with Mr. Boekelheide requires him to devote a substantial portion of his business time and attention to our business and our employment agreements with our other executive officers require our executives to devote substantially all of their business time and attention to our business. In addition, Mr. Boekelheide, as well as our Executive Vice President and Chief Financial Officer, Stuart J. Becker, and our Vice President of Acquisitions, Ryan A. Bertucci, will continue to serve as officers of Summit Green Tiger Investments, LLC (“Summit Green Tiger”). Summit Green Tiger co-manages two private investment funds, which own a total of six multi-family properties. We will not compete with these funds for investment opportunities. These outside business interests may reduce the amount of time that Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci are able to devote to our business.

Risks Related to Our Organization and Structure

Provisions of our charter may limit the ability of a third party to acquire control of us by authorizing our board of directors to issue additional securities.

Our board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of common stock or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of us who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two supermajority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares; and

●
“control share” provisions that provide that our “control shares” (defined as voting shares of stock which, when aggregated with all other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

We are a holding company with no direct operations. As a result, we rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders will not have any voting rights with respect to our operating partnership activities, including the issuance of additional Common Units.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to us that do not equal to the tax on such allocated taxable income).

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own an approximate 73.0% partnership interest in our operating partnership, including general and limited partnership interests. Any future issuances by our operating partnership of additional Common Units could reduce our ownership percentage in our operating partnership. Because our common stockholders will not directly own any Common Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Risks Related to Ownership of Our Common Stock

The New York Stock Exchange (“NYSE”) or another nationally recognized exchange may not continue to list our securities, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the NYSE under the symbol “INN.”  In order to remain listed we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally recognized exchange. If our securities are delisted from the NYSE or another nationally recognized exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●
a determination that our common stock is “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Failure of the hotel industry to continue to improve may adversely affect our ability to execute our business strategies, which, in turn, would adversely affect our ability to make distributions to our stockholders.

Our estimated annual distribution is based on continued improvements in hotel industry fundamentals generally and our operating results specifically. We cannot assure you that hotel industry fundamentals or operating results will continue to improve. Economic slowdown and world events outside our control, such as terrorism, have adversely affected the hotel industry in the recent past and if these events reoccur, may adversely affect the industry in the future. In the event conditions in the hotel industry do not continue to improve as we expect, our ability to execute our business strategies will be adversely affected, which, in turn, would adversely affect our ability to make distributions to our stockholders.

The cash available for distribution may not be sufficient to make distributions at expected levels, and we cannot assure you of our ability to make distributions in the future. We may use borrowed funds or funds from other sources to make distributions, which may adversely impact our operations.

We intend to make distributions to our common stockholders and holders of Common Units. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under the secured revolving credit facility we anticipate obtaining, proceeds of our IPO or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the secured revolving credit facility we anticipate obtaining in order to pay distributions, we would be more limited in our ability to execute our strategy of using that secured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

We may change the distribution policy for our common stock in the future.

The decision to declare and make distributions on our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements or contractual prohibitions, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors deems relevant. The actual distribution payable will be determined by our board of directors based upon the circumstances at the time of declaration and the actual distribution payable may vary from expected amounts. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

The market price of our common stock may be volatile due to numerous circumstances beyond our control.

The trading prices of equity securities issued by REITs and other real estate companies historically have been affected by changes in market interest rates. One of the factors that may influence the price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our common stock to demand a higher annual yield, which could reduce the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

●	actual or anticipated variations in our quarterly results of operations;
●	changes in market valuations of companies in the lodging industry;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	our issuances of common stock or other securities in the future;
●	the inclusion of our common stock in equity indices, which could induce additional purchases;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related  accidents and unusual weather patterns, including natural disasters such as hurricanes.

The market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancings, as well as the real estate market value of the underlying assets, may cause our common stock to trade at prices that differ from our net asset value per share. If we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and distributions likely would adversely affect the market price of our common stock.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common stock to decline.

The number of shares of our common stock available for future sale could adversely affect the market price per share of our common stock, and future sales by us of shares of our common stock or issuances by our operating partnership of Common Units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur could adversely affect the market price per share of our common stock. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

Holders of Common Units, which are redeemable for cash or, at our operating partnership’s option, shares of our common stock on a one-for-one basis, and the affiliate of IHG purchasing shares of our common stock in the concurrent private placement, have registration rights with respect to a substantial amount of our common stock. These registration rights, which require us to prepare, file and have declared effective a resale registration statement permitting the public resale of any shares issued upon redemption of the 10,100,000 Common Units issued in the formation transactions and shares purchased in the concurrent private placement, could result in a significant amount of sales of our common stock in a short period of time or the perception that a substantial amount of sales may occur, either or both of which could depress the market price per share of our common stock. The existence of these Common Units, as well as additional Common Units that may be issued in the future, and shares of our common stock reserved for issuance under the 2011 Equity Incentive Plan and any related re-sales may adversely affect the market price per share of our common stock and the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales by us of shares of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, and/or issuances of equity securities (including Common Units), which may be dilutive to our existing stockholders and be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future we may offer debt securities and/or issue equity securities, including Common Units or preferred shares, that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to pre-emptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, our preferred shares, if issued, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

The consolidated financial statements of our predecessor may not be indicative of our future results or an investment in our common stock.

The consolidated financial statements of our predecessor that are included in this report do not necessarily reflect what our results of operations, financial position or cash flows would have been had we been an independent entity during the periods presented. Furthermore, this financial information is not necessarily indicative of what our results of operations, financial position or cash flows will be in the future. It is impossible for us to accurately estimate all adjustments reflecting all the significant changes that will occur in our cost structure, funding and operations as a result of our being a publicly traded REIT. For additional information, see “Selected Financial Data” and the consolidated financial statements of our predecessor, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Status as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ending December 31, 2011. However, we cannot assure you that we will qualify and remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
●	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
●	unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to federal corporate income tax.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.

In order to satisfy our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. For example, we may be required to accrue income from mortgage loans and other types of debt instruments that we may acquire before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified or foreclosed upon, which could result in significant taxable income without any corresponding cash payment. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”) has issued Revenue Procedure 2010-12 sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances for taxable years ending on or before December 31, 2011, no assurance can be given that the IRS will extend this treatment or that we will otherwise be able to pay taxable stock dividends to meet our REIT distribution requirements.

The formation of Summit TRS and our TRS lessees increases our overall tax liability.

Summit TRS and any other of our domestic TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses, which would adversely affect our TRS lessees’ ability to pay us rent due under the leases. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our stockholders.

Our ownership of our TRSs is subject to limitations and our transactions with our TRSs cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRSs on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for federal income tax purposes, we will fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our TRS lessees pursuant to the leases of our hotels constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we will fail to qualify as a REIT.

If our operating partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes, we will cease to qualify as a REIT.

Although we believe that our operating partnership will be treated as a partnership for federal income tax purposes, no assurance can be given that the IRS will not successfully challenge that position. If the IRS were to successfully contend that our operating partnership should be treated as a publicly traded partnership taxable as a corporation, we would fail to meet the 75% gross income test and certain of the asset tests applicable to REITs and, unless we qualified for certain statutory relief provisions, we would cease to qualify as a REIT. Also, our operating partnership would become subject to federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to us.

If Interstate or any other hotel management companies that we may engage in the future do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We have leased all or substantially all of our hotels to our TRS lessees and engaged Interstate and, in the future, may engage other hotel management companies that are expected to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe Interstate operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that Interstate or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2011, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after 2011. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

Under recently issued IRS guidance, we may pay taxable dividends of our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

Under recently issued IRS guidance, we may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. Under Revenue Procedure 2010-12, up to 90% of any such taxable dividend paid with respect to our 2011 taxable year could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we utilize Revenue Procedure 2010-12 and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to utilize Revenue Procedure 2010-12.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Portfolio

A list of our hotel properties owned as of December 31, 2010 and operating information for those hotels is included in the table below.  Except as indicated in the following table for four hotels, which are ground leased, we own our hotels in fee simple.  Forty-two of our hotels are categorized as mid-scale without food and beverage hotels and 23 of our hotels are categorized as upscale hotels.  As of December 31, 2010, all of our hotels were encumbered by a total of $420.4 million of mortgage debt, approximately $223.6 million of which was repaid in the first quarter of 2011 with net proceeds from our IPO and the concurrent private placement.  All financial and room information is for the year ended December 31, 2010.

			Year Ended December 31, 2010
Franchise/Brand	Location	Year of Opening/ Conversion	# Rooms	Occupancy(1)	ADR(2)	RevPAR(3)	Segment

Marriott
Courtyard by Marriott*(4)(5)	Flagstaff, AZ	2009	164	63.70%	$89.61	$57.08	Upscale
Courtyard by Marriott(4)(6)	Germantown, TN	2005	93	65.00	92.40	60.06	Upscale
Courtyard by Marriott(4)(6)	Jackson, MS	2005	117	67.15	92.71	62.25	Upscale
Courtyard by Marriott(4)(7)	Memphis, TN	2005	96	64.56	73.99	47.77	Upscale
Courtyard by Marriott(4)(8)	Missoula, MT	2005	92	64.20	102.24	65.64	Upscale
Courtyard by Marriott(4)(9)	Scottsdale, AZ	2003	153	57.24	105.86	60.59	Upscale
Fairfield Inn by Marriott	Baton Rouge, LA	2004	79	55.93	81.17	45.39	Midscale w/o F&B
Fairfield Inn by Marriott	Bellevue, WA	1997	144	60.63	106.31	64.46	Midscale w/o F&B
Fairfield Inn by Marriott	Boise, ID	1995	63	63.61	68.96	43.86	Midscale w/o F&B
Fairfield Inn by Marriott	Denver, CO	1997	161	69.62	83.99	58.47	Midscale w/o F&B
Fairfield Inn by Marriott	Emporia, KS	1994	57	61.04	75.51	46.10	Midscale w/o F&B
Fairfield Inn by Marriott	Lakewood, CO	1995	63	64.61	86.17	55.67	Midscale w/o F&B
Fairfield Inn by Marriott(4)(8)	Lewisville, TX	2000	71	53.27	73.43	39.12	Midscale w/o F&B
Fairfield Inn by Marriott	Salina, KS	1994	63	70.78	72.32	51.19	Midscale w/o F&B
Fairfield Inn by Marriott	Spokane, WA	1995	86	66.64	106.40	70.90	Midscale w/o F&B
Fairfield Inn & Suites by Marriott(4)(7)	Germantown, TN	2005	80	54.30	75.64	41.07	Midscale w/o F&B
Residence Inn by Marriott	Fort Wayne, IN	2006	109	66.20	93.82	62.11	Upscale
Residence Inn by Marriott(4)(7)	Germantown, TN	2005	78	64.51	97.34	62.80	Upscale
Residence Inn by Marriott*(4)(10)(11)	Portland, OR	2009	124	74.10	97.74	72.42	Upscale
Residence Inn by Marriott*(4)(12)	Ridgeland, MS	2007	100	79.33	99.97	79.31	Upscale
SpringHill Suites by Marriott	Baton Rouge, LA	2004	78	59.53	86.67	51.59	Upscale
SpringHill Suites by Marriott*(4)(13)	Denver, CO	2007	124	63.31	96.22	60.91	Upscale
SpringHill Suites by Marriott*	Flagstaff, AZ	2008	112	67.01	89.86	60.22	Upscale
SpringHill Suites by Marriott(4)(14)	Lithia Springs, GA	2004	78	47.44	74.79	35.48	Upscale
SpringHill Suites by Marriott	Little Rock, AR	2004	78	60.24	87.34	52.62	Upscale
SpringHill Suites by Marriott	Nashville, TN	2004	78	68.45	98.68	67.54	Upscale
SpringHill Suites by Marriott(4)(9)	Scottsdale, AZ	2003	123	55.41	95.97	53.17	Upscale
TownePlace Suites by Marriott	Baton Rouge, LA	2004	90	69.21	74.82	51.78	Midscale w/o F&B
Subtotal/Weighted Average			2,754	63.60%	$89.64	$57.15

Hilton
Hampton Inn(4)(8)	Denver, CO	2003	149	46.01%	$80.37	$36.98	Midscale w/o F&B
Hampton Inn	Fort Collins, CO	1996	75	60.53	83.17	50.34	Midscale w/o F&B
Hampton Inn(4)(7)(10)	Fort Smith, AR	2005	178	60.79	95.39	57.99	Midscale w/o F&B
Hampton Inn(4)(8)	Fort Wayne, IN	2006	119	60.55	91.31	55.28	Midscale w/o F&B
Hampton Inn	Medford, OR	2001	75	70.57	101.02	71.29	Midscale w/o F&B
Hampton Inn	Twin Falls, ID	2004	75	66.11	81.27	53.73	Midscale w/o F&B
Hampton Inn	Provo, UT	1996	87	72.17	86.94	62.74	Midscale w/o F&B
Hampton Inn	Boise, ID	1995	63	70.17	86.24	60.52	Midscale w/o F&B
Hampton Inn & Suites*	Bloomington, MN	2007	146	71.81	114.89	82.50	Midscale w/o F&B
Hampton Inn & Suites(4)(7)	El Paso, TX	2005	139	80.95	110.60	89.53	Midscale w/o F&B
Hampton Inn & Suites*(4)(15)	Fort Worth, TX	2007	105	67.05	110.83	74.31	Midscale w/o F&B
Hilton Garden Inn*(4)(16)	Fort Collins, CO	2007	120	58.40	88.45	51.66	Upscale
Subtotal/Weighted Average			1,331	64.70%	$95.50	$62.53

IHG
Holiday Inn Express(4)(7)	Boise, ID	2005	63	73.03%	$77.46	$56.57	Midscale w/o F&B
Holiday Inn Express*(4)(8)	Vernon Hills, IL	2008	119	56.35	79.75	44.94	Midscale w/o F&B
Holiday Inn Express & Suites	Emporia, KS	2000	58	75.71	87.48	66.23	Midscale w/o F&B
Holiday Inn Express & Suites*	Las Colinas, TX	2007	128	41.76	79.44	33.18	Midscale w/o F&B
Holiday Inn Express & Suites(4)(8)	Sandy, UT	1998	88	73.60	88.60	65.21	Midscale w/o F&B
Holiday Inn Express & Suites*(4)(17)	Twin Falls, ID	2009	91	59.34	87.13	51.70	Midscale w/o F&B
Staybridge Suites	Jackson, MS	2007	92	64.35	86.89	55.91	Midscale w/o F&B
Subtotal/Weighted Average			639	59.20%	$83.48	$49.75

Hyatt
Hyatt Place(4)(6)	Atlanta, GA	2006	150	79.04%	$75.24	$59.47	Upscale
Hyatt Place*	Fort Myers, FL	2009	148	34.95	76.51	26.74	Upscale
Hyatt Place*	Las Colinas, TX	2007	122	59.35	87.55	51.96	Upscale
Hyatt Place*(4)(10)(18)	Portland, OR	2009	136	69.78	79.01	55.13	Upscale
Subtotal/Weighted Average			556	58.00%	$79.08	$45.66

Choice
Cambria Suites*(4)(19)	Baton Rouge, LA	2008	127	70.55%	$82.86	$58.46	Upscale
Cambria Suites*	Bloomington, MN	2007	113	74.92	75.40	56.49	Upscale
Cambria Suites*(4)(14)	Boise, ID	2007	119	64.83	72.54	47.03	Upscale
Cambria Suites*(4)(20)	San Antonio, TX	2008	126	64.37	78.26	50.38	Upscale
Comfort Inn(4)(8)(10)	Fort Smith, AR	1995	89	52.80	70.54	37.24	Midscale w/o F&B
Comfort Inn(4)(8)	Missoula, MT	1996	52	64.26	86.50	55.59	Midscale w/o F&B
Comfort Inn	Salina, KS	1992	60	68.10	70.83	48.23	Midscale w/o F&B
Comfort Inn & Suites	Twin Falls, ID	1992	111	66.51	69.58	46.27	Midscale w/o F&B
Comfort Suites	Charleston, WV	2001	67	74.06	94.25	69.80	Midscale w/o F&B
Comfort Suites	Fort Worth, TX	1999	70	52.43	82.48	43.24	Midscale w/o F&B
Comfort Suites	Lakewood, CO	1995	62	65.11	82.77	53.89	Midscale w/o F&B
Subtotal/Weighted Average			996	63.80%	$78.40	$50.12

Starwood
Aloft*	Jacksonville. FL	2009	136	64.72	62.33	40.34	Upscale

Carlson
Country Inn & Suites By Carlson	Charleston, WV	2001	64	75.29	96.76	72.85	Midscale w/o F&B

Independent
Aspen Hotel & Suites(4)(22)	Fort Smith, AR	2003	57	49.70	64.66	32.13	Midscale w/o F&B

Total/Weighted Average			6,533	62.80%	$86.91	$54.98
Total/Weighted Average — Seasoned Portfolio			4,173	64.20%	$87.09	$56.17
Total/Weighted Average — Unseasoned Portfolio			2,360	60.30%	$86.61	$52.88
______________________
* Unseasoned hotel.

(1)
Occupancy represents the percentage of available rooms that were sold during a specified period of time and is calculated by dividing the number of rooms sold by the total number of rooms available, expressed as a percentage.

(2)
ADR represents the average daily rate paid for rooms sold, calculated by dividing room revenue (i.e., excluding food and beverage revenue or other hotel operations revenue such as telephone, parking and other guest services) by rooms sold.

(3)	RevPAR is the product of ADR and occupancy. RevPAR does not include food and beverage revenue or other hotel operations revenue such as telephone, parking and other guest services.
(4)
This hotel is subject to mortgage debt at December 31, 2010.  For additional information concerning our debt and lenders, please see Item 7. “Management’s Discussion and Analysis of Financial Information and Results of Operations—Indebtedness” and Item 8. “Financial Statements and Supplementary Data—Note 11” to Consolidated Financial Statements.

(5)	At 12/31/10, subject to approximately $16.5 million in mortgage debt maturing 5/17/18 loaned by Compass Bank.
(6)	At 12/31/10, subject to approximately $24.2 million in mortgage debt maturing 7/01/13 loaned by First National Bank of Omaha.
(7)	At 12/31/10, subject to approximately $28.9 million in mortgage debt maturing 7/01/25 loaned by ING Investment Management.
(8)	At 12/31/10, subject to approximately $29.3 million in mortgage debt maturing 7/01/12 loaned by ING Investment Management.
(9)	At 12/31/10, subject to approximately $13.6 million in mortgage debt maturing 1/01/15 loaned by National Western Life Insurance.
(10)	This hotel is subject to a ground lease. See “—Our Hotel Operating Agreements—Ground Leases” below.
(11)	At 12/31/10, subject to approximately $12.6 million in mortgage debt maturing 9/30/11 loaned by Bank of the Cascades.
(12)	At 12/31/10, subject to approximately $6.2 million in mortgage debt maturing 11/01/28 loaned by ING Investment Management.
(13)	At 12/31/10, subject to approximately $8.7 million in mortgage debt maturing 4/01/18 loaned by General Electric Capital Corp.
(14)	At 12/31/10, subject to approximately $7.3 million in mortgage debt maturing 3/01/12 loaned by MetaBank.
(15)	At 12/31/10, subject to approximately $5.7 million in mortgage debt maturing 11/01/13 loaned by BNC National Bank.
(16)	At 12/31/10, subject to approximately $7.9 million in mortgage debt maturing 7/01/12 loaned by ING Investment Management.
(17)	At 12/31/10, subject to approximately $5.8 million in mortgage debt maturing 4/01/16 loaned by BNC National Bank.
(18)	At 12/31/10, subject to approximately $6.4 million in mortgage debt maturing 6/29/12 loaned by Bank of the Ozarks.
(19)	At 12/31/10, subject to approximately $11.0 million in mortgage debt maturing 3/01/19 loaned by General Electric Capital Corp.
(20)	At 12/31/10, subject to approximately $11.2 million in mortgage debt maturing 1/01/15 loaned by General Electric Capital Corp.
(21)	At 12/31/10, subject to approximately $1.6 million in mortgage debt maturing 6/24/12 loaned by Chambers Bank.

We have also entered into three agreements to purchase four additional hotels for an aggregate purchase price of approximately $34.8 million, although the closings of the purchases of these hotels are subject to satisfaction of customary closing requirements and conditions and there is no assurance that any will be consummated in a timely manner or at all.  We have entered into an agreement to purchase a 216-room hotel located in downtown Minneapolis, Minnesota, an agreement to purchase a 143-room hotel located in Duluth, Georgia and a 121-room hotel located in Glendale (Denver), Colorado and an agreement to purchase a 91-room hotel located in Ridgeland, Mississippi.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”

In addition to our hotel portfolio, we own 14 parcels of vacant land that we believe are suitable for the development of new hotels, the possible expansion of existing hotels or the development of restaurants in proximity to certain of our hotels.

We currently do not intend to develop new hotels or restaurants or expand any of our existing hotels at these parcels. We may in the future sell these parcels when market conditions warrant. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of those parcels of undeveloped land to Summit TRS or another TRS.

Our Hotel Operating Agreements

Ground Leases

Four of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

●
The Comfort Inn located in Fort Smith, Arkansas is subject to a ground lease with an initial lease termination date of August 31, 2022. The initial lease term may be extended for an additional 30 years. Annual ground rent currently is $44,088 per year. Annual ground rent is adjusted every fifth year with adjustments based on the Consumer Price Index for All Urban Consumers. The next scheduled ground rent adjustment is January 1, 2015.

●
The Hampton Inn located in Fort Smith, Arkansas is subject to a ground lease with an initial lease termination date of May 31, 2030 with 11, five-year renewal options. Annual ground rent currently is $145,987 per year. Annual ground rent is adjusted on June 1 of each year, with adjustments based on increases in RevPAR calculated in accordance with the terms of the ground lease.

●
The Residence Inn by Marriott located in Portland, Oregon is subject to a ground lease with an initial lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

●
The Hyatt Place located in Portland, Oregon is subject to a ground lease with a lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Franchise Agreements

All of our hotels, except for our one independent hotel, currently operate under franchise agreements with Marriott, Hilton, IHG, Hyatt, Choice, Starwood and Country Inns & Suites By Carlson, Inc. We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements require our TRS lessees, as franchisees, to pay franchise fees ranging between 2% and 6% of each hotel’s gross revenue. In addition, some of our franchise agreements will require our TRS lessees to pay marketing fees of up to 4% of each hotel’s gross revenue. These agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements will obligate our TRS lessees to comply with the franchisors’ standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Some of the agreements require that we deposit a set percentage, generally not more than 5% of the gross revenue of the hotels, into a reserve fund for capital expenditures.

We have agreed with certain of our franchisors to complete property improvement plans, with completion dates ranging from March 2011 to August 2015. We expect to spend approximately $20.0 million before June 30, 2012 for capital improvements pursuant to these plans.  We intend to fund the cost of completing these plans with a portion of the proceeds from our IPO and concurrent private placement and other potential sources of capital, including future offerings of our securities and borrowings under our anticipated $100.0 million senior secured revolving credit facility.

We will be required to obtain the written consent of a hotel’s franchisor to sell a hotel or we may be required to pay franchise termination fees. The franchise agreements generally will also provide for termination at the applicable franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control or proposed sale of a franchised property. The TRS lessee that is the franchisee will be responsible for making all payments under the applicable franchise agreement to the franchisor.

Hotel Management Agreement

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Our operating partnership and subsidiaries of our operating partnership lease our hotels to our TRS lessees, which engage property managers to manage our hotels. In connection with the completion of our IPO and the formation transactions in February 2011, our TRS lessees entered into a hotel management agreement for the 65 hotels in our portfolio with Interstate, as our hotel manager.  We may, but we are not required to, enter into hotel management agreements with Interstate for any additional hotels that we may acquire.

Pursuant to the hotel management agreement with Interstate, our TRS lessees are required to fund working capital needs, fixed asset supplies, capital expenditures and operating expenses of the hotels. Interstate, subject to certain limited owner approval rights, has control of all operational aspects of the hotels in our portfolio, including employee-related matters. Interstate is required to maintain each hotel in good repair and condition and make such routine maintenance and repairs as are reasonably necessary or appropriate consistent with the business plan we approve.

The hotel management agreement became effective on February 14, 2011 and is for a term of ten years, unless earlier terminated as described below.

We will pay Interstate a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee.

Base Management Fee. The base management fee is 3% of total revenue for all of the hotels covered by the hotel management agreement. Total revenue is all income, revenue and proceeds resulting directly or indirectly from the operation of the hotels and all of their facilities (net of refunds and credits to guests and other allowances) before subtracting expenses.

Incentive Fee. The incentive fee is 10% of the amount by which actual aggregate EBITDA for all hotels covered by the hotel management agreement exceeds $65 million. “EBITDA” is defined as the amount by which gross operating profit (the amount by which total revenue exceed operating expenses) exceeds fixed charges. The incentive fee for any fiscal year is capped at 1.5% of the total revenue for all of the hotels covered by the hotel management agreement for that fiscal year.

In addition, Interstate will receive, on a monthly basis, a fee for the use of its centralized accounting services in an amount equal to $1,500 per hotel per month for hotels with 90 or more rooms and $1,375 per hotel per month for hotels with less than 90 rooms, subject to annual increases of the lesser of (i) the percentage change in the Consumer Price Index for the previous fiscal year and (ii) 3%.

The hotel management agreement may be terminated entirely or with respect to individual hotels, as applicable, for cause, without cause, due to damage or condemnation of a hotel, on Interstate’s failure to comply with certain REIT-related provisions of the Code, upon a hotel’s underperformance, due to Interstate entering into competition with one of our hotels and upon the sale of a hotel.

Early Termination for Cause. Subject to certain qualifications, the hotel management agreement is generally terminable by either party upon the occurrence of certain events of default that continue uncured after written notice by the non-defaulting party, which generally include: non-payment by either party of any amount required by the agreement; defaults that are reasonably likely to result in a threat to the health and safety of a hotel’s employees or guests; other material defaults of obligations under the agreement; our failure to fund repairs, alterations and replacements necessary to protect against innkeeper liability exposure or comply with applicable regulation, statute or ordinance; and additional defaults, typical in similar agreements.

If an event of default occurs, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement.  If the agreement is terminated by Interstate due to our default, we will be required to pay a termination fee which would provide Interstate with a 30% Internal Rate of Return with respect to such hotel, however, solely for the first five terminations, if the effective date of such termination occurs on or before the end of the eighteenth month following the effective date of the agreement, the Internal Rate of Return shall be 20% instead of 30% (“Termination Fee”).

Early Termination—Without Cause. We may terminate the agreement with respect to up to five hotels during any fiscal year with or without cause by delivering written notice at least 60 days prior to termination, after having paid in full all amounts otherwise due to Interstate under the agreement and paying Interstate the Termination Fee with respect to such hotels.

Termination Due to Damage or Condemnation. Subject to payment of the Termination Fee with respect to such hotels, if a hotel is damaged by fire or other casualty, both we and Interstate may terminate the management agreement with respect to such hotel upon 30 days’ written notice if (i) we elect to close such hotel or determine not to proceed with the restoration of such hotel, or (ii) if 20% or more of the rooms of such hotel are unavailable for rental for a period of 60 days or more as a result of such casualty. Both we and Interstate may terminate the management agreement with respect to a hotel all or substantially all of which is taken through condemnation or, if less than all or substantially all of a hotel is taken, it is determined that the hotel, once restored, could not be operated profitably in a manner that existed immediately prior to such condemnation.

Termination on Failure of Interstate to Comply with REIT Provisions. Under the hotel management agreement, if, at any time, Interstate does not qualify as an “eligible independent contractor” for federal income tax purposes or if wagering activities are being conducted at or in connection with a hotel by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such hotel, we may, in our sole discretion, elect to terminate the management agreement immediately and without payment of any termination fee or penalty.

Performance Termination. The hotel management agreement also provides that we may terminate the management agreement with respect to a hotel upon 60 days’ written notice if, as of the end of any fiscal year, such hotel fails to achieve (i) actual gross operating profit of at least 87.5% of the budgeted gross operating profit for such hotel for such fiscal year, and (ii) 87.5% of such hotel’s RevPAR Benchmark (as defined in the agreement); provided, that such notice of termination shall be stayed and will become null and void if such hotel achieves as of the end of the following fiscal year (i) actual gross operating profit of at least 87.5% of the budget gross operating profit for such hotel or (ii) 87.5% of such hotel’s RevPAR Benchmark. Additionally, Interstate shall have the right, exercisable no more than two times per hotel, to cure a performance termination by making a payment to us equal to the amount by which 87.5% of the budgeted gross operating profit for such hotel exceeds actual gross operating profit for such hotel for such fiscal year.

Termination Due to Competitive Business. If, without our express permission, Interstate elects to own, operate, lease or otherwise have an interest in, directly or indirectly, one or more hotels in a competitive set of one of our hotels, upon 30 days’ written notice we may terminate the agreement solely with respect to that hotel without payment of any termination fee.

Sale of a Hotel.  If we sell a hotel to an unaffiliated third party, we may terminate the agreement with respect to such hotel so long as we pay the Termination Fee.

Assignment.  The hotel management agreement provides that neither Interstate nor we may assign its or our interest in the agreement without the other party’s prior written consent provided that Interstate may assign its rights and obligations to its affiliates (as defined in the management agreement). However, we may assign our interest without Interstate’s consent to any person acquiring the hotel and agreeing to be bound by the terms of the hotel management agreement.

Item 3.	Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Summit REIT began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for the common stock of Summit REIT. The high and low per-share sale prices for the common stock of Summit REIT as reported by the NYSE for the period from February 9, 2011 to March 25, 2011 were $10.40 and $9.26. The last reported sale price for the Company’s common stock as reported on the NYSE on March 25, 2011 was $9.99 per share.

There is currently no established public trading market for the Common Units of Summit OP.  No public trading market for the Common Units is expected to develop. Common Units are redeemable at the option of the holder, beginning February 14, 2012, for cash, or at our option shares of Summit REIT common stock on a one-for-one basis. We have granted all of the holders of the Common Units registration rights with respect to the shares of common stock that may be issued to them in connection with the exercise of the redemption rights under the partnership agreement of our operating partnership.

As of March 25, 2011, the common stock of Summit REIT was held of record by three holders and there were 27,278,000 shares of common stock outstanding.  As of March 25, 2011, the Common Units of Summit OP were held by 983 holders of record and there were 37,378,000 Common Units of Summit OP outstanding, including Common Units held by the General Partner and Summit REIT.

Distribution Information

Since the date of inception of Summit REIT and Summit OP, no distributions have been declared or paid on the common stock of Summit REIT or the Common Units of Summit OP.  To qualify as a REIT, Summit REIT must distribute annually to its stockholders an amount at least equal to 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. As a REIT, Summit REIT will be subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. Income as computed for purposes of the foregoing tax rules will not necessarily correspond to Summit REIT’s income as determined for financial reporting purposes. Summit REIT’s cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code, and Summit REIT may be required to borrow money, sell assets or issue capital stock to satisfy the distribution requirements.

The timing and frequency of distributions will be authorized by the Summit REIT board of directors, in its sole discretion, and declared by Summit REIT based upon a variety of factors deemed relevant by its directors, including restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the Code. Distributions to stockholders generally will be taxable to stockholders as ordinary income, although a portion of such distributions may be designated as long-term capital gain or may constitute a return of capital. Summit REIT will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their federal income tax status.

Summit OP intends to make quarterly distributions to holder of Common Units of Summit OP in a per-unit amount that is equal to the per-share amount paid by Summit REIT to the holders of Summit REIT common stock.

Securities Sold

Sales of Unregistered Securities

Concurrently with the closing of our IPO on February 14, 2011, Summit REIT sold in a separate private placement to Six Continents Limited, an affiliate of IHG, 1,274,000 shares of common stock at a price of $9.0675 per share for aggregate cash proceeds of approximately $11.6 million.  IHG and its affiliates have substantive, pre-existing relationships with the LLC, and the issuance of the shares in the concurrent private placement was effected by Summit REIT in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with the Merger, The Summit Group contributed its 36% Class B membership interest in Summit of Scottsdale, which owns two hotels in Scottsdale, Arizona, to Summit OP in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to Summit OP in exchange for 31,179 Common Units.  The Summit Group and the unaffiliated third-party investor have substantive, pre-existing relationships with Summit OP, and the issuance of the Common Units in connection with the exchanges was effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Use of Proceeds––Initial Public Offering and Concurrent Private Placement

On February 14, 2011, Summit REIT closed the IPO, pursuant to which it sold 26,000,000 shares of common stock at a public offering price of $9.75 per share. Summit REIT raised approximately $253.5 million in gross IPO proceeds, resulting in net proceeds to Summit REIT from the IPO and the concurrent private placement referred to above of approximately $238.4 million, after deducting approximately $17.7 million in underwriting discounts related to shares of common stock sold in the IPO and approximately $8.9 million in other expenses relating to the IPO, the concurrent private placement and the formation transactions.  In connection with the IPO, the concurrent private placement and the formation transactions, affiliates of Summit REIT and Summit OP incurred legal, accounting and related costs, which were reimbursed by Summit REIT upon completion of the IPO.  These costs were deducted from the gross proceeds of the IPO.

All of the 26,000,000 shares of common stock sold in the IPO were sold pursuant to Summit REIT’s Registration Statement on Form S-11 (File No. 333-168686), which was declared effective by the SEC on February 8, 2011.  Summit REIT’s IPO pursuant to that registration statement is now complete and has been terminated.

Deutsche Bank Securities, Inc., Robert W. Baird & Co. Incorporated and RBC Capital Markets, LLC served as joint book-running managers of Summit REIT’s IPO.

Summit REIT contributed the net proceeds of the IPO and the concurrent private placement to Summit OP in exchange for Common Units.  As of March 25, 2011, Summit OP had used an aggregate of approximately $232.5 million of the net proceeds of the IPO and the concurrent private placement as follows:

●	approximately $227.2 million to reduce outstanding mortgage indebtedness and pay associated costs, as follows:

―approximately $89.3 million to repay in full a loan from Fortress Credit Corp., including approximately $2.1 million of exit fees, interest and legal fees;

―approximately $78.2 million to repay in full a loan originally made by Lehman Brothers Bank, including approximately $1.4 million to pay an extinguishment premium and other transaction costs;

―approximately $21.4 million to repay in full two loans with Marshall & Isley Bank; and

―approximately $38.3 million to repay in full two loans with First National Bank of Omaha; and

●	approximately $5.3 million to fund a capital expenditure reserve account under the hotel management agreement with Interstate.

There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by Summit REIT with the SEC pursuant to Rule 424(b).

We have not repurchased any of Summit REIT’s common stock or Summit OP’s Common Units.

Item 6.	Selected Financial Data.

The following financial and operating information should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report and incorporated herein by reference.

Historical Summit Hotel Properties, LLC (our predecessor)

Statement of Operations Data (in thousands)	Year Ended December 31,
	2010	2009	2008	2007	2006
REVENUE
Room revenue	$133,069	$118,960	$132,797	$112,044	$99,009
Other hotel operations revenue	2,566	2,240	2,310	1,845	1,653
Total Revenue	135,635	121,200	135,107	113,889	100,662

COSTS AND EXPENSES
Direct hotel operations	47,210	42,071	42,381	35,021	31,036
Other hotel operating expenses	18,961	16,987	15,186	11,980	10,589
General, selling and administrative	25,380	24,017	25,993	22,009	18,038
Repairs and maintenance	4,718	6,152	8,009	10,405	8,157
Depreciation and amortization	27,251	23,971	22,307	16,136	13,649
Loss on impairment of assets	6,476	7,506	—	—	—
Total Expenses	129,996	120,704	113,876	95,551	81,469

INCOME FROM OPERATIONS	5,639	496	21,231	18,338	19,193

OTHER INCOME (EXPENSE)
Interest income	47	50	195	446	605
Interest expense	(26,362)	(18,321)	(17,025)	(14,214)	(11,135)
Loss on disposal of assets	(42)	(4)	(390)	(652)	(749)
Total Other Expense	(26,357)	(18,275)	(17,220)	(14,420)	(11,279)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,718)	(17,779)	4,011	3,918	7,914

INCOME FROM DISCONTINUED OPERATIONS	—	1,465	10,278	11,587	2,728

NET INCOME (LOSS) BEFORE INCOME TAXES	(20,718)	(16,314)	14,289	15,505	10,642

STATE INCOME TAX EXPENSE	(202)	—	(826)	(715)	(539)

NET INCOME (LOSS)	(20,920)	(16,314)	13,463	14,790	10,103

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	384	778	661

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(20,920)	$(16,314)	$13,079	$14,012	$9,442

Funds from Operations(1):
Net income (loss)	$(20,920)	$(16,314)	$13,463	$14,790	$10,103
Depreciation and amortization	27,251	24,125	23,028	18,887	16,648
Gain on disposition of assets	—	(1,297)	(8,605)	(10,380)	(1,240)
Funds from Operations	$6,331	$6,514	$27,886	$23,297	$25,511

EBITDA(2):
Net income (loss)	$(20,920)	$(16,314)	$13,463	$14,790	$10,103
Depreciation and amortization	27,251	24,125	23,028	18,887	16,648
Interest Expense	26,362	18,321	17,025	14,214	11,135
Interest Income	(47)	(50)	(195)	(446)	(605)
Income taxes	202	—	826	715	539
EBITDA	$32,848	$26,082	$54,147	$48,160	$37,820

Balance Sheet Data (in millions)	Year Ended December 31,
	2010	2009	2008	2007	2006

Total Assets	$493.0	$518.2	$494.8	$448.0	$356.0
Long Term Obligations	$253.2	$270.4	$350.8	$261.5	$210.1

________________________
(1)
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), funds from operations (“FFO”) represents net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs). We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

Amounts presented in accordance with our definition of FFO may not be comparable to similar measures disclosed by other companies, since not all companies calculate this non-GAAP measure in the same manner. FFO should not be considered as an alternative measure of our net income (loss) or operating performance. FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO can enhance our stockholders’ understanding of our financial condition and results of operations, this non-GAAP financial measure is not  necessarily a better indicator of any trend as compared to a comparable GAAP measure such as net income (loss).

(2)
EBITDA represents net income or loss, excluding: (i) interest, (ii) income tax expense and (iii) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions.

Amounts presented in accordance with our definitions of EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate this non-GAAP measure in the same manner. EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA can enhance our stockholders’ understanding of our financial condition and results of operations, this non-GAAP financial measure is not necessarily a better indicator of any trend as compared to a comparable GAAP measure such as net income (loss).

Our predecessor’s equity interests consisted of four different classes of limited liability company membership interests that were not publicly traded, thus, a discussion of its selected earnings data would not be meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the “Selected Financial Data,” our predecessor’s audited consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, and related notes thereto, appearing elsewhere in this report.

Overview

We are a self-managed hotel investment company that was recently organized to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus exclusively on acquiring and owning premium-branded limited-service and select-service hotels in the upscale and midscale without food and beverage segments of the U.S. lodging industry. We completed our IPO, concurrent private placement and the formation transactions on February 14, 2011, netting approximately $240.0 million from the IPO and concurrent private placement, after underwriting discounts and offering-related costs.  We had no business activities prior to completion of the IPO and the formation transactions.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP. Our operating partnership is a recently formed Delaware limited partnership. Through a wholly owned subsidiary, we are the sole general partner of our operating partnership. Through the Merger, our operating partnership succeeded to the business and assets of our predecessor. Although our operating partnership is the surviving entity in the Merger, our predecessor is considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the Merger.  The following discussion is based on our accounting predecessor’s historical operating results. Following completion of the formation transactions, our IPO and the concurrent private placement, Summit REIT owns an approximate 73.0% partnership interest in our operating partnership, including general and limited partnership interests. The other limited partners of our operating partnership, the former members of our predecessor and The Summit Group, the former Class B member of Summit of Scottsdale and the former Class C member of Summit of Scottsdale, own the remaining approximate 27.0% limited partnership interest in our operating partnership. Pursuant to the partnership agreement of our operating partnership, we have full, exclusive and complete responsibility and discretion in the management and control of our operating partnership, including the ability to cause our operating partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, make distributions to partners and to cause changes in our operating partnership’s business activities.

We intend to elect to be taxed as a REIT for federal income tax purposes beginning with our short taxable year ending December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Instead, we lease our hotels to our TRS lessees, which are wholly owned, directly or indirectly, by our operating partnership. Our TRS lessees will engage one or more third-party hotel management companies to operate and manage our hotels pursuant to hotel management agreements. In connection with our IPO, our TRS lessees entered into a hotel management agreement with Interstate, pursuant to which our initial hotels are operated by Interstate. Our TRS lessees may also employ other hotel managers in the future. We believe Interstate qualifies as an “eligible independent contractor” for federal income tax purposes. We have no, and will have no, ownership or economic interest in any of the hotel management companies engaged by our TRS lessees. Our TRS lessees will be disregarded as separate from our TRSs for federal income tax purposes and their operations will be consolidated into our financial statements for accounting purposes. Any TRS of ours will be taxed as a separate “C” corporation, and, unlike our predecessor’s income, our TRS lessees’ income will be subject to federal, state and local income tax, which will reduce our funds from operations and the cash otherwise available for distribution to our stockholders.

As of December 31, 2010, our hotel portfolio consisted of 65 hotels with a total of 6,533 guestrooms located in 19 states. Except for four hotels, which are ground leased, we own our hotels in fee simple.  Forty-two of our hotels are categorized as mid-scale without food and beverage hotels and 23 of our hotels are categorized as upscale hotels.  As of December 31, 2010, 65 of our hotels were encumbered by a total of $420.4 million of mortgage debt, approximately $223.6 million of which was repaid in the first quarter of 2011 following our IPO. Our initial hotels, with the exception of one independent hotel, are operated under nationally recognized brands, including the brands owned by Marriott, Hilton, IHG and Hyatt families of brands, among others.

As we disclosed in the prospectus for our IPO, our current portfolio consists of what we consider “seasoned” and “unseasoned” hotels.  At the time of our IPO, we classified 46 of our hotels as seasoned based on their construction or acquisition date and we classified 19 of our hotels as unseasoned, those hotels that were either built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  We will continue to report results using this classification for these 65 hotels only through December 31, 2011, beyond which time the categories will have become less meaningful.

All of our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions. Based on total number of rooms, 48% of our portfolio is positioned in the top 50 MSAs and 68% is located within the top 100 MSAs.

Our revenue is derived from hotel operations and consists of room revenue and other hotel operations revenue. As a result of our focus on limited-service and select-service hotels in the upscale and midscale without food and beverage segments of the U.S. lodging industry, substantially all of our revenue is room revenue generated from sales of hotel rooms. We also generate other hotel operations revenue, which consists of ancillary revenue related to meeting rooms, entertainment and other guest services provided at our hotels.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenue at our hotels decrease. Our hotel operating expenses consist of room expenses, other direct expenses, other indirect expenses and other expenses. Room expenses include wages, cleaning and guestroom supplies and complimentary breakfast. Other direct expenses include office supplies, utilities, telephone, advertising and bad debts. Other indirect expenses include real and personal property taxes, insurance, travel agent and credit card commissions, management expenses and franchise fees. Other expenses include ground rent and other items of miscellaneous expense.

The historical management fees paid by our predecessor are not indicative of the management fees we expect to incur under our management agreement with Interstate.

Industry Trends and Outlook

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which caused industry-wide RevPAR to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated, with RevPAR down 16.7% for the year according to Smith Travel Research. Beginning in the first quarter of 2010, we saw trends of improved fundamentals in the U.S. lodging industry with demand for rooms showing signs of stabilization, and even growth in many of the major markets, as general economic indicators began to experience positive improvement. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006 through 2008 and demand for rooms expected to increase as the U.S. economy rebounds, we expect meaningful growth in industry-wide RevPAR to continue in 2011 and for several years thereafter.

While we believe the trends in room demand and supply growth will result in improvement in lodging industry fundamentals, we can provide no assurances that the U.S. economy will strengthen at projected levels and within the expected time periods. If the economy does not improve or if any improvements do not continue for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

Operating Performance Metrics

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”), as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

●	Occupancy;
●	ADR; and
●	RevPAR.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue depends on demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms. Our ADR, occupancy and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and their brands.

In addition to occupancy, ADR and RevPAR, we use FFO and EBITDA, non-GAAP financial measures, to assess our financial condition and operating performance. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. FFO and EBITDA are supplemental financial measures and are not defined by GAAP. FFO and EBITDA, as calculated by us, may not be comparable to FFO and EBITDA reported by other companies that do not define FFO and EBITDA exactly as we define those terms. FFO and EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as alternatives to operating income or net income determined in accordance with GAAP, as indicators of performance or as alternatives to cash flows from operating activities as indicators of liquidity.

Our Portfolio

Our portfolio consists of 65 upscale and midscale without food and beverage hotels with a total of 6,533 guestrooms located in 19 states. Our hotels, with the exception of one independent hotel, are operated under nationally recognized brands as shown below:

Franchisor/Brand	No. of Hotels	No. of Rooms

Marriott
Courtyard by Marriott	6	715
Residence Inn by Marriott	4	411
Fairfield Inn by Marriott	9	787
Fairfield Inn & Suites by Marriott	1	80
SpringHill Suites by Marriott	7	671
TownePlace Suites by Marriott	1	90
	28	2,754
Hilton
Hampton Inn	8	821
Hampton Inn & Suites	3	390
Hilton Garden Inn	1	120
	12	1,331
IHG
Holiday Inn Express	2	182
Holiday Inn Express & Suites	4	365
Staybridge Suites	1	92
	7	639
Hyatt
Hyatt Place	4	556

Choice(1)
Cambria Suites	4	485
Comfort Inn	3	201
Comfort Inn & Suites	1	111
Comfort Suites	3	199
	11	996
Starwood
Aloft	1	136

Carlson
Country Inn & Suites By Carlson	1	64

Independent
Aspen Hotel & Suites	1	57

Total	65	6,533
___________________________
(1) Effective as of March 23, 2011, the franchise agreements with Choice were terminated.

Our portfolio consists of what we consider “seasoned” and “unseasoned” hotels. At the time of our IPO, we classified 46 of our hotels as seasoned based on their construction or acquisition date and we classified 19 of our hotels as unseasoned, those hotels that were either built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  We will continue to report results using this classification for these 65 hotels only through December 31, 2011, beyond which time the categories will have become less meaningful. We believe our unseasoned hotels are in the early stages of stabilizing since their construction or brand conversion occurred during a dramatic economic slowdown. Most of our unseasoned hotels are newer, larger and are located in larger markets than those of our seasoned hotels and operate under premium franchise brands. As a result, we believe our unseasoned hotels are particularly well-positioned to generate RevPAR growth for our portfolio as economic conditions improve.

The following table sets forth various statistical and operating information related to our seasoned hotel portfolio (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31,
	2010	2009	2008	2007
Number of hotels at end of period	46	46	46	45
Average number of rooms	4,173	4,173	4,173	4,093
Undepreciated (gross) book value at end of period	$295,612	$283,985	$276,148	$268,974
Revenue	$86,812	$87,542	$105,542	$103,871
Occupancy	64.1%	64.8%	69.5%	70.0%
ADR	$87.75	$87.42	$100.29	$99.78
RevPAR	$56.22	$56.63	$69.70	$69.80

The following table sets forth various statistical and operating information related to our unseasoned hotel portfolio (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31,
	2010	2009	2008	2007
Number of hotels at end of period	19	19	14	11
Average number of rooms	2,360	2,360	1,324	625
Undepreciated (gross) book value at end of period	$266,268	$265,333	$163,232	$125,529
Revenue	$48,824	$33,658	$29,565	$10,018
Occupancy	63.1%	55.3%	55.3%	49.2%
ADR	$87.29	$87.58	$107.37	$87.58
RevPAR	$55.06	$48.47	$59.33	$43.09

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

We have not presented historical financial information for Summit REIT or Summit OP.  Neither Summit REIT nor Summit OP had any operations prior to February 14, 2011 other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with our IPO and the formation transactions and, as a result, we believe that a discussion of our results for the period ended December 31, 2010 would not be meaningful. We have set forth below a discussion of the consolidated historical results of operations and financial position of our predecessor, Summit Hotel Properties, LLC.

Results of Operations of Our Predecessor

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Income from Operations. Income from operations increased by approximately $5.1 million to approximately $5.6 million for the year ended December 31, 2010 from approximately $500,000 for the year ended December 31, 2009. This increase was primarily the result of a $14.4 million increase in revenue for the year ended December 31, 2010.

Revenue. The following tables sets forth key operating metrics for our total portfolio, our seasoned portfolio, our unseasoned portfolio and our same-store portfolio for the year ended December 31, 2010 and the year ended December 31, 2009 (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31, 2010
	Total Revenue	Total Expenses	Occupancy	ADR	RevPAR
Total (65 hotels)	$135,635	$129,996	63.7%	$87.59	$55.80
Seasoned (46 hotels)(1)	$86.812	$71,196	64.1%	$87.75	$56.22
Unseasoned (19 hotels)	$48,823	$58,800	63.1%	$87.29	$55.06
Same-store (60 hotels)(2)	$122,344	$106,855	64.1%	$88.25	$56.53
________________________________
(1)	Excludes hotels that were reclassified to discontinued operations during 2009.
(2)	Includes seasoned and unseasoned hotels that were owned during all of 2010 and 2009, but excludes hotels that were reclassified to discontinued operations during 2009.

	Year Ended December 31, 2009
	Total Revenue	Total Expenses	Occupancy	ADR	RevPAR
Total (65 hotels)	$121,200	$120,704	61.9%	$87.40	$54.12
Seasoned (46 hotels)(1)	$87,542	$73,553	64.8%	$87.42	$56.63
Unseasoned (19 hotels)	$33,658	$47,151	55.3%	$87.58	$48.47
Same-store (60 hotels)(2)	$118,791	$102,590	62.8%	$87.59	$54.97
________________________________
(1)	Excludes hotels that were reclassified to discontinued operations during 2009.
(2)	Includes seasoned and unseasoned hotels that were owned during all of 2010 and 2009, but excludes hotels that were reclassified to discontinued operations during 2009.

Total revenue increased by $14.4 million, or 11.9%, to $135.6 million for the year ended December 31, 2010 from $121.2 million for the year ended December 31, 2009. The increase was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels.

Seasoned hotel revenue decreased by $0.7 million, or 0.8%, to $86.8 million for the year ended December 31, 2010 from $87.5 million for the year ended December 31, 2009. The decrease in seasoned hotel revenue was primarily caused by a 0.7% decrease in seasoned hotel RevPAR resulting from a slight decline in occupancy which more than offset the slight increase in ADR. Seasoned hotel RevPAR decreased to $56.22 for the year ended December 31, 2010 from $56.63 for the prior year as a result of declining occupancy resulting from the uncertain economic conditions.

Unseasoned hotel revenue increased by $15.1 million, or 44.8%, to $48.8 million for the year ended December 31, 2010 from $33.7 million for the year ended December 31, 2009. The increase in unseasoned hotel revenue was primarily due to increased occupancy from 55.3% to 63.1% at the unseasoned hotels as they continue to stabilize within their markets which more than offset the slight decrease in ADR, resulting in a 13.6% increase in unseasoned hotel RevPAR. Unseasoned hotel RevPAR increased to $55.06 for the year ended December 31, 2010 from $48.47 for the prior period as a result of improving economic conditions, which caused higher occupancy at our unseasoned hotels.

On a same-store basis, revenue increased by $3.5 million, or 2.9%, to $122.3 million for the year ended December 31, 2010 from $118.8 million for the year ended December 31, 2009. The increase in same-store revenue resulted from an increase in both occupancy and ADR, resulting in a 2.8% increase in same-store RevPAR. Same-store RevPAR increased to $56.53 for the year ended December 31, 2010 from $54.97 for the prior period as a result of improving economic conditions, which caused higher occupancy at our hotels and resulted in a 1.3 percentage point increase and a 0.8% increase in ADR for the same-store hotel portfolio.

Operating Expenses. Total operating expenses from continuing operations, excluding depreciation and amortization and impairment losses, increased $7.1 million, or 8.0%, to $96.3 million for the year ended December 31, 2010 from $89.2 million for the year ended December 31, 2009. Of this increase, $1.1 million included expenses that were incurred in preparation for the Merger and the formation transactions and included additional audit fees, insurance, bonuses to hotel managers and bad debt expense. The balance of the increase was directly related to the $14.4 million increase in sales revenue. Repairs and maintenance expenses decreased $1.5 million, or 24.2%, to $4.7 million for the year ended December 31, 2010 from $6.2 million for the year ended December 31, 2009.  The decrease was primarily due to fewer renovations being performed during 2010 than in 2009 at our hotels.

Depreciation and Amortization. On a total portfolio basis, depreciation and amortization expense from continuing operations increased by $3.3 million, or 13.7%, to $27.3 million for the year ended December 31, 2010 from $24.0 million for the year ended December 31, 2009. The increase was primarily due to the five hotels opened in 2009 and costs incurred related to the maturity date extension of our loan with Fortress Credit Corp.

Impairment Losses. During the year ended December 31, 2010, our predecessor determined that four parcels of undeveloped land were impaired due to the termination of sales contracts for the sale of the land parcels and management’s resulting determination that their carrying amounts were no longer realizable. As a result, our predecessor recorded a $6.5 million non-cash impairment charge in the fourth quarter of 2010. Our predecessor determined that the fair market value of these land parcels was $20.3 million as of December 31, 2010. During the year ended December 31, 2009, our predecessor determined that six parcels of undeveloped land were impaired due to the fact that their aggregate historical carrying value exceeded their aggregate fair value. This impairment was the result of our predecessor’s decision to stop development projects and attempt to sell the land. As a result, our predecessor recorded at $6.3 million non-cash impairment charge in the fourth quarter of 2009. Our predecessor also determined that the Courtyard by Marriott located in Memphis, Tennessee was impaired due to the fact that its historical carrying value was higher than the hotel’s fair value. This determination was made based on economic distress on this particular hotel and market. Accordingly, our predecessor recorded a $1.2 million noncash impairment charge in 2009.

The following table details our hotel expenses for our seasoned portfolio, our unseasoned portfolio and our same-store portfolio for the years ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Seasoned Hotel Expenses (46 hotels):
Direct hotel operations	$29,717	$29,272
Other hotel operating expenses	11,204	11,205
General, selling and administrative	15,994	15,870
Repairs and maintenance	3,137	4,083
Depreciation and amortization	11,144	11,950
Loss on impairment of assets	—	1,173
Total Expenses	$71,196	$73,553

Unseasoned Hotel Expenses (19 hotels):
Direct hotel operations	$17,493	$12,799
Other hotel operating expenses	7,757	5,782
General, selling and administrative	9,386	8,147
Repairs and maintenance	1,581	2,069
Depreciation and amortization	16,107	12,021
Loss on impairment of assets	6,476	6,333
Total Expenses	$58,800	$47,151

Same-Store Portfolio Expenses (60 hotels):
Direct hotel operations	$42,302	$41,015
Other hotel operating expenses	16,835	16,646
General, selling and administrative	22,762	22,081
Repairs and maintenance	4,374	6,054
Depreciation and amortization	20,582	15,621
Loss on impairment of assets	—	1,173
Total Expenses	$106,855	$102,590

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Income from Operations. Income from operations decreased by $20.7 million, or 98%, to $0.5 million for the year ended December 31, 2009 from $21.2 million for the year ended December 31, 2008. This decrease was primarily the result of a $13.9 million decrease in revenue as well as an impairment loss of $7.5 million recognized for the year ended December 31, 2009.

Revenue. The following tables set forth key operating metrics for our total portfolio, our seasoned portfolio, our unseasoned portfolio and our same-store portfolio for the year ended December 31, 2009 and the year ended December 31, 2008 (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31, 2009
	Total Revenue	Total Expenses	Occupancy	ADR	RevPAR
Total (65 hotels)	$121,200	$120,704	61.9%	$87.40	$54.12
Seasoned (46 hotels)(1)	$87,542	$73,553	64.8%	$87.42	$56.63
Unseasoned (19 hotels)	$33,658	$47,151	55.3%	$87.58	$48.47
Same-store (57 hotels)(2)	$112,129	$99,020	63.7%	$88.13	$56.13
_________________________________
(1)	Excludes hotels that were reclassified to discontinued operations during 2009.
(2)	Includes seasoned and unseasoned hotels that were owned during all of 2009 and 2008, but excludes hotels that were reclassified to discontinued operations during 2009.

	Year Ended December 31, 2008
	Total Revenue	Total Expenses	Occupancy	ADR	RevPAR
Total (62 hotels)	$135,107	$113,876	66.2%	$100.95	$66.78
Seasoned (46 hotels)(1)	$105,542	$79,540	69.5%	$100.29	$69.70
Unseasoned (19 hotels)	$29,565	$34,336	55.3%	$107.37	$59.33
Same-store (57 hotels)(2)	$134,934	$110,898	66.3%	$101.82	$67.47
_________________________________
(1)	Excludes hotels that were reclassified to discontinued operations during 2009 and 2008.
(2)	Includes seasoned and unseasoned hotels that were owned during all of 2009 and 2008, but excludes hotels that were reclassified to discontinued operations during 2009 and 2008.

Total revenue decreased by $13.9 million, or 10.3%, to $121.2 million for the year ended December 31, 2009 from $135.1 million for the year ended December 31, 2008. The decrease was primarily due to continuing unfavorable economic conditions affecting our markets and included a $5.7 million decrease in revenue as a result of the sale of seven hotels (discontinued operations) during 2008 and 2009 offset by increases in revenue from nine new hotels opened during 2008 and 2009.

Seasoned hotel revenue decreased by $18.0 million, or 17.1%, to $87.5 million for the year ended December 31, 2009 from $105.5 million for the year ended December 31, 2008. The decrease in seasoned hotel revenue was primarily caused by an 18.8% decrease in seasoned hotel RevPAR. Seasoned hotel RevPAR decreased to $56.63 for the year ended December 31, 2009 from $69.70 for the prior year as a result of adverse economic conditions, which caused lower occupancy and also caused us to lower room rates at our hotels in order to remain competitive in our markets.

Unseasoned hotel revenue increased by $4.1 million, or 13.9%, to $33.7 million for the year ended December 31, 2009 from $29.6 million for the year ended December 31, 2008. The increase in unseasoned hotel revenue was primarily due to revenue from nine new hotels opened during 2008 and 2009.

On a same-store basis, revenue decreased by $22.8 million, or 16.9%, to $112.1 million for the year ended December 31, 2009 from $134.9 million for the year ended December 31, 2008. The decrease in same-store revenue was primarily caused by a 16.8% decrease in same-store RevPAR. Same-store RevPAR decreased to $56.13 for the year ended December 31, 2009 from $67.47 for the prior period as a result of adverse economic conditions, which caused lower occupancy and also caused us to lower room rates at our hotels in order to remain competitive in our markets.

Operating Expenses. Total operating expenses from continuing operations, excluding depreciation and amortization and impairment losses, decreased $2.4 million, or 2.6%, to $89.2 million for the year ended December 31, 2009 from $91.6 million for the year ended December 31, 2008. Repairs and maintenance expenses decreased $1.8 million, or 22.5%, to $6.2 million for the year ended December 31, 2009 from $8.0 million for the year ended December 31, 2008.  The decrease was primarily due to fewer renovations being performed during 2009 than in 2008 at our hotels. The decrease in total expenses of 2.6% was not as significant as the decrease in total revenue of 10.3% due to the increased operating expenses related to opening of new hotels. Typically, operating profit margin is not as significant for newly opened hotels until they become established in the market.

Depreciation and Amortization. On a total portfolio basis, depreciation and amortization expense from continuing operations increased by $1.7 million, or 7.6%, to $24.0 million for the year ended December 31, 2009 from $22.3 million for the year ended December 31, 2008. The increase was primarily due to the nine hotels opened in 2008 and 2009.

Impairment Losses. During the year ended December 31, 2009, our predecessor determined that six parcels of undeveloped land were impaired due to the fact that their aggregate historical carrying value exceeded their aggregate fair value. As a result, our predecessor recorded a $6.3 million non-cash impairment charge in the fourth quarter of 2009. This impairment was the result of our predecessor’s decision to stop development projects and attempt to sell the land. Our predecessor also determined that the Courtyard by Marriott located in Memphis, Tennessee was impaired due to the fact that its historical carrying value was higher than the hotel’s fair value. This determination was made based on recent economic distress on this particular hotel and market. Accordingly, our predecessor recorded a $1.2 million noncash impairment charge in the fourth quarter of 2009. Our predecessor did not record any impairment charges during the year ended December 31, 2008.

The following table details our hotel expenses for our seasoned portfolio, our unseasoned portfolio and our same-store portfolio for years ended December 31, 2009 and December 31, 2008 (dollars in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Seasoned Hotel Expenses (46 and 45 hotels, respectively):
Direct hotel operations	$29,272	$32,182
Other hotel operating expenses	11,205	11,002
General, selling and administrative	15,870	19,091
Repairs and maintenance	4,083	4,342
Depreciation and amortization	11,950	12,923
Loss on impairment of assets	1,173	—
Total Expenses	$73,553	$79,540

Unseasoned Hotel Expenses (19 and 14 hotels, respectively):
Direct hotel operations	$12,799	$10,199
Other hotel operating expenses	5,782	4,184
General, selling and administrative	8,147	6,902
Repairs and maintenance	2,069	3,667
Depreciation and amortization	12,021	9,384
Loss on impairment of assets	6,333	—
Total Expenses	$47,151	$34,336

Same-Store Portfolio Expenses (57 hotels):
Direct hotel operations	$37,867	$42,136
Other hotel operating expenses	15,359	15,132
General, selling and administrative	20,414	24,328
Repairs and maintenance	4,849	7,970
Depreciation and amortization	19,358	21,332
Loss on impairment of assets	1,173	—
Total Expenses	$99,020	$110,898

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, interest expense and scheduled principal payments on outstanding indebtedness and distributions to our stockholders.  In connection with the formation transactions, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of approximately $8.3 million.  Our predecessor paid $535,261 of priority returns during the first quarter of 2010.  Effective with the closing of the Merger, no additional payments on priority returns will be made.

We have entered into three agreements to purchase four hotels for purchase prices aggregating approximately $34.8 million:

●
a 216-room hotel located in downtown Minneapolis, Minnesota for a purchase price of $10.5 million, or approximately $48,600 per key. If we complete this acquisition, we expect to convert the brand of the hotel after completing significant capital improvements of approximately $12.0 million, or approximately $56,000 per key, for a combined aggregate purchase price and renovation cost of approximately $22.6 million, or approximately $105,000 per key; and

●
a 143-room hotel located in Duluth, Georgia and a 121-room hotel located in Glendale (Denver), Colorado for a combined purchase price of $17.0 million. If we complete the acquisitions of these hotels, we expect to perform standard renovations of approximately $2.5 million in the aggregate, for a combined aggregate purchase price and renovation cost of approximately $72,000 per key; and

●
a 91-room hotel located in Ridgeland, Mississippi for a purchase price of $7.3 million, or approximately $80,219 per key.  If we complete the acquisition of this hotel, we expect to perform a standard renovation of approximately $820,000, for a combined aggregate purchase price and renovation cost of approximately $89,000 per key.

We expect to complete each of these purchases in the second quarter of 2011, but we may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and thus, we cannot assure you that we will acquire any of these properties.

We expect to satisfy our short-term liquidity requirements with working capital, cash provided by operations, short-term borrowings under an anticipated $30.0 million unsecured revolving credit facility that we intend to enter into during the second quarter of 2011 and an anticipated $100.0 million senior secured revolving credit facility that we intend to enter into during the second quarter of  2011, and with remaining proceeds of our IPO and concurrent private placement. We expect that when we enter into the anticipated $100.0 million senior secured revolving credit facility we will transfer to it any then-outstanding principal balance on the anticipated $30.0 million unsecured revolving credit facility. We believe that our working capital and cash provided by operations will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments, including approximately $20.0 million in capital expenditures pursuant to property improvement plans we expect to complete before June 30, 2012. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including working capital, cash provided by operations, long-term hotel mortgage indebtedness and other borrowings, including borrowings under our credit facilities. In addition, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, once the total net proceeds of IPO and the concurrent private placement have been invested, we will need to raise additional capital in order to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. We anticipate that any debt we incur in the future will include restrictions (including lockbox and cash management provisions) that under certain circumstances will limit or prohibit our operating partnership and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

Our Anticipated Senior Secured Revolving Credit Facility

Our operating partnership has obtained commitments for a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility, or credit facility, with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank. Our operating partnership will be the borrower under the credit facility. The credit facility will be guaranteed by Summit REIT and all of our existing and future subsidiaries that own or lease a “borrowing base property.” The credit facility will be secured primarily by a first priority mortgage lien on each borrowing base property and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base properties, and a TRS we will form in connection with the credit facility, which will wholly own the TRS lessees that will lease each of the borrowing base properties.

We may not succeed in obtaining a credit facility on favorable terms or at all and we cannot predict the size or terms of the secured revolving credit facility if we are able to obtain it. Our failure to obtain a credit facility could adversely affect our ability to grow our business and meet our obligations as they come due.

The following is a summary of the indicative terms and conditions for our anticipated $100.0 million credit facility. We intend to negotiate, execute and deliver definitive documentation for the credit facility during the second quarter of 2011, and the credit facility will not become effective unless we comply with all of the conditions to effectiveness, including the lenders’ satisfactory completion of financial, accounting and business due diligence, the receipt of satisfactory appraisals on the borrowing base properties and our satisfaction of other conditions. We also have agreed to actively assist the administrative agent in syndicating the credit facility. There can be no assurance as to if or when the definitive documentation will be executed and delivered or the conditions to effectiveness will be satisfied, and the size and other terms of the credit facility reflected in the definitive documentation may differ from those outlined below.

Outstanding borrowings on the senior secured revolving credit facility are expected to be limited to the least of (1) $100.0 million, (2) 55% of the aggregate appraised value of the borrowing base properties and (3) the aggregate adjusted net operating income of the borrowing base properties securing the facility divided by 150% of the monthly factor shown on a standard level constant payment table for a fully amortizing 25-year loan based on an assumed interest rate equal to the greatest of (x) the ten-year U.S. Treasury rate plus 3.5%, (y) 7.00% and (z) the weighted-average interest rate then applicable to advances outstanding under the secured revolving credit facility. The initial availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. Prior to the second anniversary of the credit facility’s closing date we also may elect to increase the amount of the credit facility by up to an additional $100.0 million, increasing the maximum aggregate amount of the credit facility to $200.0 million, subject to the identification of a lender or lenders willing to make available the additional amounts, including new lenders acceptable to us and the administrative agent.

Payment Terms. We expect that we will be obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at maturity. We have the right to repay all or any portion of the outstanding borrowings from time to time without penalty or premium, other than customary early payment fees if we repay a LIBOR loan before the end of the contract period. In addition, we will be required to make earlier principal reduction payments in the event of certain changes in the borrowing base availability.

We expect that we will pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin is expected to depend upon the ratio of our outstanding consolidated total indebtedness to EBITDA, as follows:

Total Debt to EBITDA Ratio	LIBOR Margin	Base Rate Margin
<3.50x	2.50%	1.50%
≥3.50x and <5.00x	3.00%	2.00%
≥5.00x	3.50%	2.50%

On a quarterly basis, we will be required to pay a fee on the unused portion of the senior secured revolving credit facility equal to the unused amount multiplied by an annual rate of either (i) 0.50%, if the unused amount is equal to or greater than 50% of the maximum aggregate amount of the credit facility, or (ii) 0.375%, if the unused amount is less than 50% of the maximum aggregate amount of the credit facility. We will also be required to pay other fees, including customary arrangement, administrative and fronting fees.

Financial and Other Covenants. In addition, we expect to be required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, remain subject to negotiation but are expected to include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation);
●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation);
●
a minimum consolidated tangible net worth (as defined in the loan documentation) of not less than 80% of our consolidated tangible net worth as of the facility’s closing date plus 80% of the net proceeds of subsequent common equity issuances; and

●	a maximum dividend payout ratio of 95% of FFO (as defined in the loan documentation) or an amount necessary to maintain REIT tax status and avoid corporate income and excise taxes.

We also expect that we will be subject to other customary covenants, including restrictions on investments, limitations on liens and maintenance of properties. The credit facility will also contain customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period and bankruptcy or insolvency.

Indebtedness

As of December 31, 2010, we had approximately $420.4 million in outstanding indebtedness and no hotels unencumbered by mortgage debt.  As of March 30, 2011, we have approximately $197.1 million in outstanding indebtedness and 33 hotels unencumbered by mortgage debt, including 25 hotels with 2,330 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. We intend to enter into a $100.0 million senior secured revolving credit facility to fund future acquisitions, as well as for property redevelopments and working capital requirements, that we expect will be secured by a significant number of these properties. We may not succeed in obtaining a credit facility on favorable terms or at all and we cannot predict the size or terms of the secured revolving credit facility if we are able to obtain it. Our failure to obtain a credit facility could adversely affect our ability to grow our business and meet our obligations as they come due.

The following table sets forth our mortgage debt obligations that were outstanding as of December 31, 2010:

Lender	Collateral	Outstanding Principal Balance as of December 31, 2010	Interest Rate as of December 31, 2010(1)	Amortization (years)	Maturity Date
Bank of the Cascades	Residence Inn by Marriott, Portland, OR	$ 12,623,347	Prime rate, subject to a floor of 6.00%	25	09/30/11

ING Investment Management(2)(15)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Courtyard by Marriott, Memphis, TN Hampton Inn & Suites, El Paso, TX Hampton Inn, Ft. Smith, AR	28,901,411	5.60%	20	07/01/25

MetaBank	Cambria Suites, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	7,286,887	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	Aspen Hotel & Suites, Ft. Smith, AR	1,594,177	6.50%	20	06/24/12

Bank of the Ozarks(3)	Hyatt Place, Portland, OR	6,435,774	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

Lender	Collateral	Outstanding Principal Balance as of December 31, 2010	Interest Rate as of December 31, 2010(1)	Amortization (years)	Maturity Date
ING Investment Management(4)(10) (15)	Hilton Garden Inn, Ft. Collins, CO	7,896,366	6.34%	20	07/01/12

ING Investment Management(4)(11) (15)	Comfort Inn, Ft. Smith, AR Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Courtyard by Marriott, Missoula, MT Comfort Inn, Missoula, MT	29,321,614	6.10%	20	07/01/12

BNC National Bank(13)	Hampton Inn & Suites, Ft. Worth, TX	5,719,872	5.01%	20	11/01/13

First National Bank of Omaha(5)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	24,234,933	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(6)(12) (15)	Residence Inn by Marriott, Ridgeland, MS	6,235,813	6.61%	20	11/01/28

General Electric Capital Corp.(7)(14)	Cambria Suites, San Antonio, TX	11,182,794	90-day LIBOR + 2.55%	25	04/01/14

National Western Life Insurance(8)	Courtyard by Marriott, Scottsdale, AZ SpringHill Suites by Marriott, Scottsdale, AZ	13,631,222	8.00%	17	01/01/15

BNC National Bank(13)	Holiday Inn Express & Suites, Twin Falls, ID	5,814,136	Prime rate - 0.25%	20	04/01/16

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	16,492,293	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(14)	SpringHill Suites by Marriott, Denver, CO	8,685,517	90-day LIBOR + 1.75%	20	04/01/18

General Electric Capital Corp.(9)(14)	Cambria Suites, Baton Rouge, LA	11,033,293	90-day LIBOR + 1.80%	25	03/01/19
Subtotal		$197,089,449

Loans outstanding at December 31, 2010 that were repaid with proceeds of IPO and concurrent private placement
Fortress Credit Corp.(16)	Land parcels	86,722,869	30-day LIBOR + 8.75%		03/05/11

Lehman Brothers Bank(16)	27 hotels	76,829,078	5.4205%		01/11/12

Marshall & Ilsley Bank(16)	Hampton Inn & Suites, Bloomington, MN	11,524,451	30-day LIBOR + 3.90%		03/31/11

Marshall & Ilsley Bank(16)	Cambria Suites, Bloomington, MN	9,895,727	30-day LIBOR + 3.90%		06/30/11

First National Bank of Omaha(16)	Hyatt Place, Las Colinas, TX Holiday Inn Express & Suites, Las Colinas, TX StayBridge Suites, Jackson, MS	18,774,418	90-day LIBOR + 4.00%		07/31/11

First National Bank of Omaha(16)	SpringHill Suites by Marriott, Flagstaff, AZ Aloft, Jacksonville, FL	19,601,215	90-day LIBOR + 4.00%		07/31/11
Subtotal		$223,347,758

Total(17)		$420,437,207

_____________________
(1)	As of December 31, 2010, the Prime rate was 3.25% and the 90-day LIBOR rate was 0.30%.
(2)
The lender has the right to call the loan, which is secured by multiple hotel properties, at January 1, 2012, January 1, 2017 and January 1, 2022. At January 1, 2012, the loan begins to amortize according to a 19.5 year amortization schedule. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date.

(3)
The maturity date may be extended to June 20, 2014 based on the exercise of two, one-year extension options, subject to the satisfaction of certain conditions. If this loan is repaid prior to June 29, 2011, there is a prepayment penalty equal to 1% of the principal being repaid.

(4)	If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium.
(5)
Evidenced by three promissory notes, the loan secured by the Hyatt Place located in Atlanta, Georgia has a maturity date of February 1, 2014. The three promissory notes are cross-defaulted and cross-collateralized.

(6)
The lender has the right to call the loan at November 1, 2013, 2018 and 2023. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date.

(7)
If this loan is repaid prior to April 1, 2011, there is a prepayment penalty equal to 0.75% of the principal being repaid. After this date, there is no prepayment penalty. A portion of the loan can be prepaid without penalty at any time to bring the loan-to-value ratio to no less than 65%.

(8)
On December 8, 2009, we entered into two cross-collateralized and cross-defaulted mortgage loans with National Western Life Insurance in the amounts of $8,650,000 and $5,350,000 to refinance the JP Morgan debt on the two Scottsdale, AZ hotels. Prior to February 1, 2011, these loans cannot be prepaid. If these loans are prepaid, there is a prepayment penalty ranging from 1% to 5% of the principal being prepaid. A one-time, ten-year extension of the maturity date is permitted, subject to the satisfaction of certain conditions.

(9)
If this loan is repaid prior to February 27, 2011, there is a prepayment penalty equal to 0.75% of the principal being repaid. After this date, and until July 1, 2011, there is no prepayment penalty. A portion of the loan can be prepaid without penalty at any time to bring the loan-to-value ratio to no less than 65%.

(10)
This loan is cross-collateralized with the ING Investment Management loan secured by the following hotel properties: Comfort Inn, Ft. Smith, AR; Holiday Inn Express, Sandy, UT; Fairfield Inn by Marriott, Lewisville, TX; Hampton Inn, Denver, CO; Holiday Inn Express, Vernon Hills, IL; Hampton Inn, Fort Wayne, IN; Courtyard by Marriott, Missoula, MT; Comfort Inn, Missoula, MT.

(11)	This loan is secured by multiple hotel properties.
(12)
This loan is cross-collateralized with the ING Investment Management loan secured by the following hotel properties: Fairfield Inn & Suites by Marriott, Germantown, TN; Residence Inn by Marriott, Germantown, TN; Holiday Inn Express, Boise, ID; Courtyard by Marriott, Memphis, TN; Hampton Inn & Suites, El Paso, TX; Hampton Inn, Ft. Smith, AR.

(13)	The two BNC loans are cross-defaulted.
(14)
The three General Electric Capital Corp. loans are cross-defaulted. Effective July 1, 2011, the interest rate on all three loans will increase to 90-day LIBOR + 4.00%. Effective August 1, 2011, all three loans will be subject to a prepayment penalty equal to 2% of the principal repaid prior to August 1, 2012, 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter.

(15)
The yield maintenance premium under each of the ING Investment Management loans is calculated as follows: (A) if the entire amount of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments from the date of prepayment to the maturity date, and (ii) the present value of the amount of principal and interest due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding principal balance as of the date of prepayment; and (B) if only a portion of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments on the pro rata portion of the loan being prepaid, or the release price, from the date of prepayment to the maturity date, and (ii) the present value of the pro rata amount of principal and interest due on the release price due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding amortized principal allocation, as defined in the loan agreement, as of the date of prepayment.

(16)	Loan paid in full in using proceeds of our IPO and the concurrent private placement. See also Item 5 of this report.
(17)	Total amount includes approximately $223.3 million of indebtedness that was repaid using proceeds of our IPO and the concurrent private placement. See also Item 5 of this report.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Capital Expenditures

We intend to spend approximately $20.0 million before June 30, 2012 for capital improvements to be made to the hotels in our portfolio, including capital improvements that we may be required to make pursuant to property improvement plans with respect to certain hotels in our portfolio. We intend to use approximately $10.0 million of the net proceeds of our IPO and the concurrent private placement to fund these capital improvements. We expect to fund the balance of these capital improvements with borrowings and other potential sources of capital.

Upon completion of our IPO, the hotel management agreement with Interstate required us to deposit approximately $5.3 million of the net proceeds of our IPO and the concurrent private placement into an account to be used to replace or refurbish furniture, fixtures and equipment at the hotels in our portfolio. We will not be required to deposit additional funds into this account but we may elect to do so at our discretion as part of our capital budgeting process.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of December 31, 2010 (dollars in millions).

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$417.5	$157.6	$185.8	$33.1	$41.0
Operating Lease obligations	$7.7	$0.2	$0.5	$0.5	$6.5
Total	$425.2	$157.8	$186.3	$33.6	$47.5

_______________________
(1)
The amounts shown include amortization of principal on our fixed-rate and variable-rate obligations, debt maturities on our fixed-rate and variable-rate obligations and estimated interest payments of our fixed-rate obligations.  Interest payments have been included based on the weighted-average interest rate.  Amounts include approximately $223.6 million of long-term debt obligations that were repaid in the first quarter of 2011 with net proceeds from our IPO and the concurrent private placement.

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of December 31, 2010 on a pro forma basis, after application of the net proceeds from our IPO and the concurrent private placement as described under Item 5 of this report (dollars in millions).

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$201.2	$18.1	$109.0	$33.1	$41.0
Operating Lease obligations	$7.7	$0.2	$0.5	$0.5	$6.5
Total	$208.9	$18.3	$109.5	$33.6	$47.5
_______________________
(1)
The amounts shown include amortization of principal on our fixed-rate and variable-rate obligations, debt maturities on our fixed-rate and variable-rate obligations and estimated interest payments of our fixed-rate obligations.  Interest payments have been included based on the weighted-average interest rate.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Due to our portfolio’s geographic diversification, our revenue has not experienced significant seasonality. For the year ended December 31, 2010, our predecessor received 23.1% of its total revenue in the first quarter, 26.4% in the second quarter, 27.7% in the third quarter and 22.7% in the fourth quarter. For the year ended December 31, 2009, our predecessor received 24.2% of its total revenue in the first quarter, 25.8% in the second quarter, 26.6% in the third quarter and 23.4% in the fourth quarter.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our predecessor’s significant accounting policies are disclosed in the notes to its consolidated financial statements. The following represent certain critical accounting policies that will require our management to exercise their business judgment or make significant estimates:

Principles of Consolidation and Basis of Presentation. Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have a controlling interest. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determination of whether we are the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Hotels—Acquisitions. Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, building, furniture, fixtures and equipment, goodwill, other assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis, and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to real estate or intangible assets, which can impact depreciation and/or amortization expense and our results of operations.

Depreciation and Amortization of Hotels. Hotels are carried at cost and depreciated using the straight-line method over an estimated useful life of 27 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. While management believes its estimates are reasonable, a change in the estimated useful lives could affect the results of operations.

Impairment of Hotels. We monitor events and changes in circumstances for indicators that the carrying value of a hotel and related assets may be impaired. Factors that could trigger an impairment analysis include, among others: (1) significant underperformance relative to historical or projected operating results, (2) significant changes in the manner of use of a hotel or the strategy of our overall business, (3) a significant increase in competition, (4) a significant adverse change in legal factors or regulations or (5) significant negative industry or economic trends. When such factors are identified, we will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value. These assessments may impact the results of our operations.

Revenue Recognition. Revenue is recognized when rooms are occupied and services have been rendered. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

Stock-Based Compensation. We have adopted the 2011 Equity Incentive Plan, which provides for the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards, or any combination of the foregoing. Equity-based compensation will be recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of accounting guidance.

Income Taxes. We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our short taxable year ending December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify for treatment as a REIT.

Deferred Tax Assets and Liabilities. We will account for federal and state income taxes with respect to our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009. Our predecessor adopted this ASC update on January 1, 2010, and it had no material impact on our predecessor’s consolidated financial statements.

Certain provisions of ASU No. 2010-06 to ASC 820, Fair Value Measurements and Disclosures, related to separate line items for all purchases, sales, issuances and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010. We do not believe that this adoption will have a material impact on our consolidated financial statements or disclosures.

Recent Developments

On February 14, 2011, we closed our IPO of 26,000,000 shares of common stock and the concurrent private placement to an affiliate of IHG of 1,274,000 shares of common stock. Summit REIT, our operating partnership and certain of our subsidiaries entered into several agreements in connection with the completion of our IPO, the concurrent private placement and the formation transactions described in the prospectus (“Prospectus”), dated February 8, 2011, we filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Effective February 14, 2011, our operating partnership and our predecessor completed the Merger with our operating partnership surviving the Merger and succeeding to the business and assets of our predecessor. At the effective time of the Merger, the outstanding membership interests in our predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 Common Units and the members of our predecessor were admitted as limited partners of our operating partnership. Also effective February 14, 2011, The Summit Group contributed its 36% Class B membership interest in Summit of Scottsdale, which owns two hotels in Scottsdale, Arizona, to our operating partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to our operating partnership in exchange for 31,179 Common Units.  As a result of these reorganization transactions, we acquired, through our operating partnership and its subsidiaries, sole ownership of the 65 hotels in its portfolio. In addition, we, through our operating partnership and its subsidiaries, assumed the indebtedness of our predecessor and its subsidiaries.

In the first quarter of 2011, we applied approximately $227.2 million of the proceeds of our IPO and the concurrent private placement to reduce outstanding mortgage indebtedness and pay associated costs, as follows:

●	approximately $89.3 million to repay in full a loan with Fortress Credit Corp., including approximately $2.1 million of exit fees, interest and legal fees;

●	approximately $78.2 million to repay in full a loan originally made by Lehman Brothers Bank, including approximately $1.4 million to pay an extinguishment premium and other transaction costs;

●	approximately $21.4 million to repay in full two loans with Marshall & Isley Bank; and

●	approximately $38.3 million to repay in full two loans with First National Bank of Omaha.

In March 2011, we entered into three agreements to purchase four hotels for purchase prices aggregating approximately $34.8 million:

●	a 216-room hotel located in downtown Minneapolis, Minnesota for a purchase price of $10.5 million, or approximately $48,600 per key;

●	the 121-room Staybridge Suites Denver-Cherry Creek in Denver, Colorado for approximately $10.0 million, or approximately $82,645 per key;

●	the 143-room Holiday Inn Atlanta-Gwinnett Place Area in Atlanta, Georgia for approximately $7.0 million, or approximately $48,950 per key; and

●
the 91-room Homewood Suites by Hilton Jackson-Ridgeland in Ridgeland, Mississippi from an unaffiliated third party for an aggregate purchase price of approximately $7.3 million, or approximately $80,220 per key.

We expect to complete the purchases of the named hotels above in late April 2011, but we may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and thus we cannot assure you that we will acquire any of these properties.  We expect to complete the purchase of the 216-room hotel located in downtown Minneapolis, Minnesota during the second quarter of 2011, but we may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and thus we cannot assure you that we will acquire this property.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. Our primary interest rate exposures are to the 30-day LIBOR rate, the 90-day LIBOR rate and the Prime rate. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We do not use any hedge or other instruments to manage interest rate risk.

As of December 31, 2010, approximately 40.5%, or approximately $170.1 million, of the LLC’s debt bore fixed interest rates and approximately 59.5%, or approximately $250.3 million bore variable interest rates. As of December 31, 2010, on a pro forma basis, after application of a portion of the net proceeds from our IPO and the concurrent private placement, approximately 47.3%, or approximately $93.3 million, of our pro forma debt carried fixed interest rates and approximately 52.7%, or approximately $103.8 million, carried variable interest rates. Assuming no increase in the amount of our variable rate pro forma debt, if the interest rates on our variable rate pro forma debt were to increase by 1.0%, our cash flow would decrease by approximately $1.0 million per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $18.1 million of our long-term debt will mature during 2011, which amount includes amortizing principal paid in regular monthly payments, of which  approximately $3.9 million bears fixed interest rates and $14.2 million bears variable interest rates.

Item 8.	Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures—Summit REIT

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Summit REIT has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Summit REIT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit REIT’s management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of Summit REIT’s management’s assessment regarding internal control over financial reporting or an attestation report of Summit REIT’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

Controls and Procedures—Summit OP

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner, Summit OP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the sole member of its general partner have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner,  to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of Summit OP’s management’s assessment regarding internal control over financial reporting or an attestation report of Summit OP’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Summit REIT’s board of directors consists of six members, a majority of whom are independent within the meaning of the NYSE listing standards. Each of the directors will serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies. The next annual meeting of stockholders of Summit REIT will be held in 2012, as its annual meeting for 2011 occurred prior to completion of the IPO and the concurrent private placement. Subject to rights pursuant to their employment or severance agreements, Summit REIT’s executive officers serve at the pleasure of its board of directors.

The following table provides certain information regarding Summit REIT’s directors and executive officers:

Name	Age	Position
Kerry W. Boekelheide	56	Executive Chairman of the Board and Director
Daniel P. Hansen	41	President and Chief Executive Officer and Director
Craig J. Aniszewski	47	Executive Vice President and Chief Operating Officer
Stuart J. Becker	49	Executive Vice President, Chief Financial Officer and Treasurer
Ryan A. Bertucci	38	Vice President of Acquisitions
Christopher R. Eng	39	Vice President, General Counsel and Secretary
JoLynn M. Sorum	52	Vice President, Controller and Chief Accounting Officer
Bjorn R. L. Hanson	59	Independent Director
David S. Kay	44	Independent Director
Thomas W. Storey	54	Independent Director
Wayne W. Wielgus	56	Independent Director

Biographies of Summit REIT’s Directors and Executive Officers

Directors

Kerry W. Boekelheide, Executive Chairman of the Board and Director

Mr. Boekelheide serves as Summit REIT’s Executive Chairman of the Board and has been a member of its board of directors since June 2010. He has served as the Chief Executive Officer and as a member of the board of managers of the LLC since its formation in 2004. Mr. Boekelheide has served as the Chairman and sole director of The Summit Group since 1991. The Summit Group, with its affiliates, developed and acquired 54 hotels from 1991 through 2004. Prior to forming The Summit Group, Mr. Boekelheide was President and a shareholder of Super 8 Management, Inc., which was responsible for the management of over 100 Super 8 Motels located across the United States and Canada, and held numerous other positions in various companies that developed, owned and operated Super 8 Motels in the United States and Canada. Mr. Boekelheide graduated with a B.S. degree in business from Northern State University.

Mr. Boekelheide brings leadership experience and extensive experience and knowledge of Summit REIT and its industry to Summit REIT’s board of directors. As the founder and president of our predecessor, Mr. Boekelheide has the most long-term and valuable hands-on knowledge of the issues, opportunities and challenges facing Summit REIT and its business. In addition, Mr. Boekelheide brings his broad strategic vision for our company to Summit REIT’s board of directors.

Daniel P. Hansen, President, Chief Executive Officer and Director

Mr. Hansen has served as Summit REIT’s President and Chief Executive Officer since June 2010 and has been member of its board of directors since June 2010. Mr. Hansen joined The Summit Group in October of 2003 as Vice President of Investor Relations. His responsibilities included leading the capital raising efforts for our predecessor’s private placements of its equity securities and assisting in acquisition due diligence. In 2005, he was appointed to our predecessor’s board of managers and was promoted to Executive Vice President, in which capacity he was part of the team that acquired over $140 million of hotel properties and led the development of over $240 million of hotel assets. He was appointed President of The Summit Group and Chief Financial Officer of our predecessor in 2008. His primary responsibilities included the development and execution of growth strategies for our predecessor, raising equity capital and hotel development and acquisition. Prior to joining The Summit Group, Mr. Hansen spent 11 years with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) in various leadership positions, culminating as a Vice President and Regional Sales Manager for Merrill Lynch in the Texas Mid-South Region, which included Texas, Louisiana, Arkansas and Oklahoma. Mr. Hansen graduated from South Dakota State University with a B.A. in economics.

Mr. Hansen’s service as Summit REIT’s President and Chief Executive Officer provides a critical link between management and Summit REIT’s board of directors, enabling the board of directors to perform its oversight function with the benefits of management’s perspectives on the business. Mr. Hansen also provides us with extensive experience in the hospitality industry as well as a capital markets background that will assist Summit REIT’s board of directors in analyzing capital raising opportunities and issues.

Dr. Bjorn R. L. Hanson, Independent Director

Dr. Hanson has been a member of Summit REIT’s board of directors since February 2011. Dr. Hanson has worked in the hospitality industry for more than 35 years and has been involved in consulting, research and investment banking in the lodging sector. He joined the New York University School of Continuing Professional Studies in June 2008 as a clinical professor teaching in the school’s graduate and undergraduate hospitality and tourism programs and directing applied research projects. In 2010, he was appointed as the divisional dean of that school’s Preston Robert Tisch Center for Hospitality, Tourism, and Sports Management. Before joining the Tisch Center, Dr. Hanson was a partner with PricewaterhouseCoopers LLP and its predecessor, Coopers & Lybrand LLP, which he joined in 1989. Dr. Hanson founded the hospitality, sports, convention and leisure practice and held various positions at PricewaterhouseCoopers and Coopers & Lybrand, including National Industry Chairman for the Hospitality Industries, National Service Line Director for Hospitality Consulting, National Industry Chairman for Real Estate, Real Estate Service Line Director and National Director of Appraisal Services. Additionally, he served on the U.S. leadership committee and global financial advisory services management committee of PricewaterhouseCoopers. Dr. Hanson was also managing director with two Wall Street firms, Kidder, Peabody & Co. and PaineWebber Inc., for which he led banking and research departments for lodging and gaming. Dr. Hanson received a B.S. from Cornell University School of Hotel Administration, an M.B.A. from Fordham University and a Ph.D. from New York University.

Dr. Hanson serves as a member of Summit REIT’s audit committee and Summit REIT’s nominating and corporate governance committee.

Dr. Hanson brings a wide range of experience in consulting, research and investment banking in the lodging sector to Summit REIT’s board of directors. Further, he brings an academic perspective on the hospitality and tourism industries, which enhances the ability of Summit REIT’s board of directors to analyze macroeconomic issues and trends relevant to Summit REIT’s business. Finally, Dr. Hanson’s leadership roles in market trend analysis, economic analysis and financial analysis specific to Summit REIT’s industry provide Summit REIT’s board of directors with additional depth in analyzing financial reporting issues faced by companies similar to ours.

David S. Kay, Independent Director

Mr. Kay has been a member of Summit REIT’s board of directors since February 2011. Mr. Kay has worked in finance, accounting and business planning and strategy for more than 20 years and has been involved with REITs for over 13 years, which we believe qualifies him to serve as a member of Summit REIT’s board of directors. He is the Executive Vice President, Chief Financial Officer and Treasurer of Capital Automotive Real Estate Services, Inc., whose predecessor, Capital Automotive REIT, he co-founded in 1997 and took public in 1998. Mr. Kay served as Senior Vice President, Chief Financial Officer and Treasurer for Capital Automotive until it was taken private in a nearly $4 billion privatization transaction in 2005. Prior to founding Capital Automotive, Mr. Kay worked at the public accounting firm of Arthur Andersen LLP in Washington, D.C. for approximately ten years. While at Arthur Andersen, Mr. Kay provided consulting services to clients regarding mergers and acquisitions, business planning and strategy and equity financing. He has experience with capital formation projects, roll-up transactions and IPOs for companies in various industries. Mr. Kay is a member of James Madison University’s College of Business Executive Advisory Council and is a certified public accountant. Mr. Kay received a B.B.A., with a concentration in accounting, from James Madison University.

Mr. Kay is the chairman of Summit REIT’s audit committee and is its financial expert.  Mr. Kay also serves as a member of Summit REIT’s compensation committee.

Mr. Kay was chosen to join Summit REIT’s board of directors specifically to serve Summit REIT’s audit committee as its audit committee financial expert. Summit REIT targeted a director with financial and auditing experience specific to the REIT industry. Mr. Kay worked in auditing for Arthur Andersen for ten years and is the Executive Vice President, Chief Financial Officer and Treasurer of Capital Automotive Real Estate Services, Inc., whose predecessor, Capital Automotive REIT, was a publicly traded REIT. Mr. Kay also gained experienced with the issues facing new, publicly traded REITs at Capital Automotive. These experiences position Mr. Kay to serve on Summit REIT’s board of directors and its audit committee.

Thomas W. Storey, Independent Director

Mr. Storey has been a member of Summit REIT’s board of directors since February 2011. Mr. Storey has worked in the hospitality industry for more than 25 years. He is the Executive Vice President Business Strategy for Fairmont Raffles Hotels International (FRHI), a leading global hotel company with over 100 hotels worldwide under the Fairmont, Raffles and Swissôtel brands, that Mr. Storey joined in 1999. Having helped launch FRHI as a publicly traded company and its subsequent privatization, Mr. Storey is responsible for strategic planning and helping to identify new opportunities for FRHI that capitalize on improving business fundamentals. Mr. Storey has held a series of progressive leadership positions with FRHI, including Executive Vice President, Development and Executive Vice President Business Development & Strategy, as well as President of Fairmont Hotels and Resorts. Mr. Storey has been a member of various hospitality industry organizations, including the American Hotel & Lodging Association, the Travel Industry Association of America, and Professional Conference and Meeting Planners. Mr. Storey received a B.A. in economics from Bates College and an M.B.A. from the Johnson School at Cornell University.

Mr. Storey serves as the chair of Summit REIT’s nominating and corporate governance committee, and also serves on Summit REIT’s compensation committee.

Mr. Storey provides Summit REIT’s board of directors with strategic vision to position Summit REIT as lodging industry fundamentals begin to strengthen after the economic recession. As Executive Vice President Business Strategy of Fairmont Raffles Hotels International, Mr. Storey has been instrumental in helping lead that company through various lodging cycles. We expect Mr. Storey’s experience in analyzing and reacting to changing conditions in the hospitality industry will serve Summit REIT’s board of directors as Summit REIT grows. We also expect Mr. Storey’s operations experience as President of Fairmont Hotels and Resorts to help him provide valuable insights to Summit REIT’s board of directors. Mr. Storey also possesses particular expertise in business travel, an important aspect of our business.

Wayne W. Wielgus, Independent Director

Mr. Wielgus has been a member of Summit REIT’s board of directors since February 2011. Mr. Wielgus has worked in the hospitality industry for more than 30 years. In August 2009, Mr. Wielgus founded International Advisor Group LLC, which advises several companies in the hospitality industry. Before founding International Advisor Group, he served as Senior Vice President of Marketing of Celebrity and Azamara Cruises, two of Royal Caribbean Cruises Ltd.’s brands, from March 2008 until August 2009, where he was responsible for the two brands’ overall marketing efforts, including brand strategy and development, advertising, web marketing and research. Mr. Wielgus served as Executive Vice President and Chief Marketing Officer of Choice Hotels International, Inc. from September 2004 until July 2007, after serving as that company’s Senior Vice President, Marketing from September 2000 to September 2004. Prior to joining Choice Hotels, Mr. Wielgus held various positions with Best Western International, Inc., Trusthouse Forte PLC, InterContinental Hotels Corporation and Ramada Worldwide Inc. Mr. Wielgus received a B.S. in Marketing from Fairfield University and an M.B.A. from Memphis University.

Mr. Wielgus serves as chair of Summit REIT’s compensation committee and also serves on Summit REIT’s audit committee and Summit REIT’s nominating and corporate governance committee.

Mr. Wielgus contributes significant leadership experience in marketing, brand strategy and promotions to Summit REIT’s board of directors. His service as Senior Vice President of Marketing of Celebrity and Azamara Cruises provides valuable business, leadership and management experience, including expertise leading marketing strategy and initiatives for a company in the tourism industry, which is a significant part of our business. Mr. Wielgus also gained similar experience specific to the hospitality industry in his role as Executive Vice President and Chief Marketing Officer of Choice Hotels International, Inc., one of the primary franchisors of our hotels. Thus, Mr. Wielgus also brings to Summit REIT’s board of directors insights from the perspective of hotel franchisors, which we expect to enhance our ability to maximize our brand strategy and franchisor relationships. He currently acts as an outside consultant to companies in the hospitality industry, which gives him a keen understanding of some of the issues our company will face.

Executive Officers

In addition to Mr. Hansen, our Chief Executive Officer, whose biographical information is described above, our executive officers include the following:

Craig J. Aniszewski, Executive Vice President and Chief Operating Officer

Mr. Aniszewski has served as Summit REIT’s Executive Vice President and Chief Operating Officer since June 2010. Mr. Aniszewski joined The Summit Group in January 1997 as Vice President of Operations and Development. He became the Executive Vice President and Chief Operating Officer of The Summit Group in 2007 and has been a member of the board of managers of our predecessor since 2004. Mr. Aniszewski currently serves as an officer of The Summit Group. Mr. Aniszewski joined The Summit Group following 13 years with Marriott International, Inc., where he held sales and operations positions in full-service convention and resort hotels. During his career with Marriott, he also worked in the select-service sector, holding positions including the Director of Sales and General Manager for Residence Inn by Marriott and Courtyard by Marriott-branded hotels located in Florida, New York, Connecticut, Pennsylvania, Maryland and North Carolina. Mr. Aniszewski graduated from the University of Dayton with a B.S. degree in criminal justice and minors in business and psychology.

Stuart J. Becker, Executive Vice President, Chief Financial Officer and Treasurer

Mr. Becker has served as Summit REIT’s Executive Vice President, Chief Financial Officer and Treasurer since June 2010. Mr. Becker joined Summit Green Tiger, an affiliate of The Summit Group, in 2007 as an Executive Vice President and Secretary where he focused on acquisitions, capital allocation, debt placement and strategic analysis. Prior to joining Summit Green Tiger, Mr. Becker served as a principal of McCarthy Group, Inc. and its subsidiary, McCarthy Capital, Inc. from 2005 to 2007. McCarthy Group is a private equity company headquartered in Omaha, Nebraska, which focuses on diversified investments in growth companies. Mr. Becker was responsible for managing deal flow, acquisitions, underwriting and investment oversight. From 1984 until 2005, Mr. Becker was involved in finance and corporate banking for several regional and national banking firms, including First Interstate, First Bank (predecessor to US Bank) and most recently, First National Bank of Omaha, from 1997 to 2005, where he was Vice President for corporate banking, regional credit and syndications. Mr. Becker earned a B.S. degree in business management from the University of South Dakota and an M.B.A. from the University of Nebraska at Omaha.

Ryan A. Bertucci, Vice President of Acquisitions

Mr. Bertucci has served as Summit REIT’s Vice President of Acquisitions since June 2010. Mr. Bertucci joined Summit Green Tiger, an affiliate of The Summit Group, in 2007 as an Executive Vice President and Treasurer. In addition, Mr. Bertucci led the capital-raising efforts for Summit Capital Partners, LLC (“Summit Capital”), an SEC registered securities broker dealer affiliated with The Summit Group. Prior to joining Summit Green Tiger and Summit Capital, Mr. Bertucci worked for First National Nebraska, Inc. From 2004 to 2007, he served as Vice President with First National Investment Banking (“FNIB”), an affiliate of First National Nebraska, Inc. While with FNIB, Mr. Bertucci was responsible for starting and building the firm’s alternative investment platform. Prior to his service at FNIB, Mr. Bertucci spent three years with First National Bank of Omaha as a corporate loan officer. Mr. Bertucci earned a B.S. degree in business administration with an emphasis in both finance and marketing from the University of Nebraska at Kearney.

Christopher R. Eng, Vice President, General Counsel and Secretary

Mr. Eng has served as Summit REIT’s Vice President, General Counsel and Secretary since June 2010. Mr. Eng was appointed Vice President, General Counsel and Secretary of The Summit Group and our predecessor in 2004. Mr. Eng was responsible for The Summit Group’s legal affairs and for guiding its corporate compliance, focusing on real estate acquisitions and dispositions, franchise licensing, corporate insurance coverage, corporate governance and securities industry regulatory compliance. Prior to joining The Summit Group, Mr. Eng was an Assistant Vice President and Trust Officer for The First National Bank in Sioux Falls. Mr. Eng earned his B.A. degree from Augustana College and his J.D. degree from the University of Denver College of Law.

JoLynn M. Sorum, Vice President, Controller and Chief Accounting Officer

Ms. Sorum has served as Summit REIT’s Vice President, Controller and Chief Accounting Officer since June 2010. Ms. Sorum has been the Controller for The Summit Group since 1998 and for our predecessor since its inception in 2004. Ms. Sorum is responsible for accounting, SEC reporting and internal control practices for The Summit Group and our predecessor. Prior to joining The Summit Group, she worked for First Premier Bank as a Finance Officer for three years and for Western Bank as an Internal Auditor for seven years. Ms. Sorum is a Certified Public Accountant and currently serves on the board of directors of the South Dakota CPA Society. Ms. Sorum earned a B.S. degree in accounting from Huron University.

Other Key Employees

David W. Heinen, Vice President of Asset Management – Western United States

Mr. Heinen, age 50, has served as Summit REIT’s Vice President of Asset Management – Western United States since completion of our IPO. Mr. Heinen joined The Summit Group in 2000 and was promoted to Director of Operations for the Western United States in 2005. Prior to joining The Summit Group, from 1985 to 2000, Mr. Heinen held direct hotel management positions with Red Lion Hotels and Radisson Hotels. Mr. Heinen has over 20 years of direct hotel experience that includes all facets of full-service and select-service hotels. Mr. Heinen graduated from Spokane Falls College/Eastern Washington University with a B.S. degree in business.

Trent A. Peterson, Vice President of Asset Management – Eastern United States

Mr. Peterson, age 43, has served as Summit REIT’s Vice President of Asset Management – Eastern United States since completion of our IPO. Mr. Peterson joined The Summit Group in 1999 as a Regional Manager and was promoted to Director of Operations for the Eastern United States in 2005. Prior to joining The Summit Group, from 1991 to 1999, he held direct hotel management positions with Fairfield Inn by Marriott-, Residence Inn by Marriott- and Best Western-branded hotels. Mr. Peterson is a graduate of Moorhead State University with a B.S. degree in hotel and restaurant management.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Summit REIT nor Summit OP had a class of registered equity securities until February 2011, thus executive officers and directors of Summit REIT and persons who own more than ten percent of a registered class of equity securities of Summit REIT or Summit OP had no Section 16(a) filing requirements during the year ended December 31, 2010.

Code of Business Conduct and Ethics

Summit REIT’s board of directors has established a code of business conduct and ethics that applies to Summit REIT’s officers, directors and employees. Among other matters, Summit REIT’s code of business conduct and ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
●	compliance with applicable governmental laws, rules and regulations;
●	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
●	accountability for adherence to the code.

Any waiver of the code of business conduct and ethics for Summit REIT’s executive officers or directors must be approved by Summit REIT’s board of directors or a committee of Summit REIT’s board of directors, and any such waiver shall be promptly disclosed as required by law or NYSE regulations.

A copy of Summit REIT’s code of business conduct and ethics can be found in the Investor Relations section of our website at www.shpreit.com.

Board Governance and Committees

Director Qualifications and Skills

Summit REIT’s directors were chosen based on their experience, qualifications and skills. We first identified nominees for the board through professional contacts and other resources. We then assessed each nominee’s integrity and accountability, judgment, maturity, willingness to commit the time and energy needed to satisfy the requirements of board and committee membership, balance with other commitments, financial literacy and independence from us. We relied on information provided by the nominees in their biographies and responses to questionnaires, as well as independent third-party sources.

Board Leadership Structure, Corporate Governance and Risk Oversight

We place a high premium on good corporate governance. Summit REIT has a non-staggered, majority-independent board of directors whose members will be elected annually. We do not have a stockholder rights plan. In addition, Summit REIT has opted out of certain state anti-takeover provisions. Summit REIT’s board of directors has the primary responsibility for overseeing risk management of our company, and our management intends to provide it with a regular report highlighting risk assessments and recommendations. Summit REIT’s audit committee will focus on oversight of financial risks relating to us; Summit REIT’s compensation committee will focus primarily on risks relating to remuneration of our officers and employees; and Summit REIT’s nominating and corporate governance committee will focus on reputational and corporate governance risks relating to our company. In addition, the audit committee and board of directors intend to regularly hold discussions with Summit REIT’s executive and other officers regarding the risks that may affect our company.

Committees

The standing committees of Summit REIT’s board of directors are the audit committee, the compensation committee and the nominating and corporate governance committee.  Each of these committees has a written charter approved by Summit REIT’s board of directors.  A copy of each charter can be found in the Investor Relations section of our website at www.shpreit.com.  The independent directors who serve on each committee, and a description of the principal responsibilities of each committee follows:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Bjorn R. L. Hanson	√		√
David S. Kay	√ (Chair)	√
Thomas W. Storey		√	√ (Chair)
Wayne W. Wielgus	√	√ (Chair)	√

Compensation Committee. The compensation committee is responsible for the review and approval of the compensation and benefits of our executive officers, administration and recommendations to Summit REIT’s board of directors regarding our compensation and long-term incentive plans and production of an annual report on executive compensation for inclusion in our proxy statement. In connection with those responsibilities, the compensation committee has the sole authority to retain and terminate compensation consultants employed by it to help evaluate the our compensation programs. The compensation committee also has authority to grant awards under the 2011 Equity Incentive Plan. Each member of Summit REIT’s compensation committee qualifies as an “outside director” as such term is defined under Section 162(m) of the Code and is independent pursuant to the listing standards of the NYSE. In addition, each member of Summit REIT’s compensation committee is an independent director as set forth in Rule 16b-3 of the Exchange Act. Mr. Wielgus is the chair of Summit REIT’s compensation committee and Mr. Kay and Mr. Storey also serve as members of this committee.

Audit Committee.  The audit committee assists to ensure the integrity of our financial statements, the qualifications and independence of our independent auditors and the performance of our internal audit function and independent auditors. The audit committee also selects, assists and meets with the independent auditors, oversees each annual audit and quarterly review, establishes and maintains our internal audit controls and prepares the audit committee report required by the federal securities laws to be included in our annual proxy statement. Each member of Summit REIT’s audit committee is independent pursuant to the listing standards of the NYSE. In addition, each member of Summit REIT’s audit committee is “financially literate” as required by the NYSE, and at least one member of Summit REIT’s audit committee qualifies as an “audit committee financial expert” as required by the SEC. Mr. Kay is the chair of Summit REIT’s audit committee and he has been designated as its audit committee financial expert, as that term is defined by the SEC, and Mr. Wielgus and Dr. Hanson also serve as members of this committee.

Nominating and Corporate Governance Committee.  The nominating and corporate governance committee is responsible for:

●	monitoring our compliance with corporate governance requirements of state and federal law and the rules and regulations of the NYSE;
●	development and recommendation to Summit REIT’s board of directors of criteria for prospective members of Summit REIT’s board of directors;
●	conducting board of director candidate searches and interviews;
●	oversight and evaluation of Summit REIT’s board of directors and management, and monitoring compliance with our code of business conduct and ethics and policies with respect to conflicts of interest;
●
periodic evaluation of the appropriate size and composition of Summit REIT’s board of directors, recommendations, as appropriate, of increases, decreases and changes in the composition of Summit REIT’s board of directors; and

●	formally propose the slate of nominees for election as directors at each annual meeting of our stockholders.

Our stockholders will elect Summit REIT’s entire board of directors annually beginning with the 2012 annual meeting of stockholders. Each member of Summit REIT’s nominating and corporate governance committee is independent pursuant to the listing standards of the NYSE. Mr. Storey is the chair of Summit REIT’s nominating and corporate governance committee and Dr. Hanson and Mr. Wielgus also serve as members of this committee.

Nomination of Directors

Before each annual meeting of stockholders, the nominating and corporate governance committee will consider the nomination of all directors whose terms expire at the next annual meeting of stockholders and will also consider new candidates whenever there is a vacancy on Summit REIT’s board of directors or whenever a vacancy is anticipated due to a change in the size or composition of Summit REIT’s board of directors, a retirement of a director or for any other reasons. In addition to considering incumbent directors, the nominating and corporate governance committee will identify director candidates based on recommendations from the directors, stockholders, management and others. The nominating and corporate governance committee may in the future engage the services of third-party search firms to assist in identifying or evaluating director candidates.

Summit REIT’s nominating and corporate governance committee charter provides that the nominating and corporate governance committee will consider nominations for board membership by stockholders. The rules that must be followed to submit nominations are contained in Summit REIT’s bylaws and include the following: (i) the nomination must be received by the nominating and corporate governance committee at least 120 days, but not more than 150 days, before the first anniversary of the mailing date for proxy materials applicable to the annual meeting prior to the annual meeting for which such nomination is proposed for submission; and (ii) the nominating stockholder must submit certain information regarding the director nominee, including the nominee’s written consent.

The nominating and corporate governance committee will evaluate annually the effectiveness of Summit REIT’s board of directors as a whole and of each individual director and will identify any areas in which Summit REIT’s board of directors would be better served by adding new members with different skills, backgrounds or areas of experience. The Board of Directors considers director candidates, including those nominated by stockholders, based on a number of factors including:  whether the candidate will be “independent,” as such term is defined by the NYSE listing standards; whether the candidate possesses the highest personal and professional ethics, integrity and values; whether the candidate contributes to the overall diversity of Summit REIT’s board of directors; and whether the candidate has an inquisitive and objective perspective, practical wisdom and mature judgment. Candidates are also evaluated on their understanding of our business, experience and willingness to devote adequate time to carrying out their duties. The nominating and corporate governance committee also monitors the mix of skills, experience and background to assure that Summit REIT’s board of directors has the necessary composition to effectively perform its oversight function.

Summit REIT does not have a formal policy about diversity of Board membership, but the nominating and corporate governance committee will consider a broad range of factors when nominating director candidates to Summit REIT’s board of directors, including differences of viewpoint, professional experience, education, skill, other personal qualities and attributes, race, gender and national origin. The nominating and corporate governance committee will neither include nor exclude any candidate from consideration solely based on the candidate’s diversity traits.

The nominating and corporate governance committee will consider appropriate nominees for directors whose names are submitted in writing by a stockholder of the Company. Director candidates submitted by our stockholders will be evaluated by the nominating and corporate governance committee on the same basis as any other director candidates.

Nominations must be addressed to Summit Hotel Properties, Inc., 2701 South Minnesota Avenue, Suite 6, Sioux Falls, South Dakota 57105, Attn: Christopher R. Eng, Corporate Secretary, indicating the nominee’s qualifications and other relevant biographical information and providing confirmation of the nominee’s consent to serve as director if elected. In order to be considered for the next annual election of directors, any such written request must comply with the requirements set forth in the bylaws of the Company and below under “Other Matters—Stockholder Proposals.”

Item 11.	Executive Compensation.

Overview

We began operations on February 14, 2011 upon completion of the IPO, concurrent private placement and formation transactions.  Accordingly, we did not begin paying compensation to our named executive officers until February 14, 2011.  Prior to that time, our named executive officers were officers and employees of The Summit Group and its affiliates.  The Summit Group controlled our predecessor and served as our predecessor’s company manager and hotel manager.  Our predecessor did not pay any cash or non-cash equity compensation to our named executive officers in 2010 or in any prior years.  Instead, executive compensation decisions were made by The Summit Group.  The fees paid by our predecessor to The Summit Group pursuant to hotel management agreements was the primary source of funds used by The Summit Group to compensate the individuals currently serving as our executive officers.

The following describes the 2011 executive compensation program for Summit REIT’s named executive officers, which include Mr. Boekelheide and Mr. Hansen, as well as Craig Aniszewski, Summit REIT’s Executive Vice President and Chief Operating Officer, Stuart J. Becker, Summit REIT’s Executive Vice President and Chief Financial Officer, and Ryan Bertucci, Summit REIT’s Vice President of Acquisitions.  Substantially all of the decisions relating to compensation for 2011 were determined before the closing of the IPO and, therefore, before the appointment of Summit REIT’s independent board members and the establishment of its independent compensation committee. Accordingly, decisions regarding executive compensation made to date have been made by Summit REIT’s board of directors, which at the time such decisions were made consisted solely of Kerry Boekelheide, Summit REIT’s Executive Chairman, and Daniel Hansen, Summit REIT’s President and Chief Executive Officer, in consultation with others, including the underwriters of Summit REIT’s IPO.  With respect to future decisions, under its charter, the compensation committee will determine all performance goals and compensation decisions for Summit REIT’s senior management team, including its Executive Chairman and its President and Chief Executive Officer, including decisions regarding non-equity compensation and equity awards.  In doing so, the compensation committee is expected to consult with Summit REIT’s Executive Chairman and its President and Chief Executive Officer as appropriate.

Compensation of Directors

We did not pay any compensation to our directors during the year ended December 31, 2010.  Our board of directors has established a compensation program for our independent directors beginning with the year 2011. Pursuant to this compensation program, we will pay or have paid, as applicable, the following fees to our independent directors:

●	an annual cash retainer of $50,000;
●	we granted 1,000 shares of our common stock to each of our independent directors on February 14, 2011;
●
effective on the date of each annual meeting of stockholders, beginning with the 2012 annual meeting of stockholders, each independent director who will continue to serve on our board of directors will receive an annual grant of shares of our common stock having an aggregate value of $15,000 (based upon the volume-weighted average closing market price of our common stock on the NYSE for the ten trading days preceding the date of grant);

●	an additional annual cash retainer of $12,500 to the chair of our audit committee;
●	an additional annual cash retainer of $10,000 to the chair of our compensation committee; and
●	an additional annual cash retainer of $7,500 to the chair of our nominating and corporate governance committee.

We will also reimburse our independent directors for reasonable out-of-pocket expenses incurred in connection with performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance at in-person board and committee meetings. Directors who are our employees will not receive compensation for their services as directors.

Executive Compensation Discussion and Analysis

We began payment of base salaries and made grants of awards under the 2011 Equity Incentive Plan to certain of our executive officers upon completion of our IPO, in accordance with their employment agreements. Awards under our equity incentive plan were granted to recognize such individuals’ efforts on our behalf in connection with the formation transactions and our IPO and to provide a retention and incentive element to their compensation.

Our compensation committee expects that it will form a compensation plan during 2011 for our senior management team for 2012.  We expect that the plan will be designed to align the interests of our senior management team with those of our stockholders in a way that also allows us to attract and retain executive talent. In addition, we anticipate that the compensation program will reward, among other things, favorable stockholder returns, the company’s competitive position within its segment of the real estate industry and each member of our senior management team’s long-term career contributions to the company. Compensation incentives designed to further these goals may take the form of annual cash compensation and equity awards, as well as long-term cash and equity incentives measured by performance targets to be established by our compensation committee. The compensation committee, pursuant to its charter, may retain a compensation consultant to assist the committee in implementing and maintaining compensation plans.

Summary Compensation Table

The following table sets forth the annualized base salary and other compensation that will be paid in 2011 to our Executive Chairman, our President and Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated members of our senior management team, whom we refer to collectively as our “named executive officers,” had these employment agreements been in effect for all of 2011. The employment agreements provide for salary, bonus and other benefits, including severance upon a termination of employment under certain circumstances. See “—Employment Agreements.” Because we were recently organized, meaningful individual compensation information is not available for prior periods. The anticipated 2011 compensation for each of our named executive officers listed in the table below was determined through negotiation of their individual employment agreements. These employment agreements were not approved by our compensation committee or any of our independent directors. We expect to disclose actual 2011 compensation for our named executive officers in 2011, to the extent required by applicable SEC disclosure rules.

Name and Principal Position	Year	Base Salary(1)	Bonus(2)	Option Awards(3)	Total
Kerry W. Boekelheide Executive Chairman of the Board	2011	$380,000	—	$1,395,142	$1,775,142
Daniel P. Hansen President and Chief Executive Officer	2011	350,000	—	871,964	1,221,964
Craig J. Aniszewski Executive Vice President and Chief Operating Officer	2011	300,000	—	871,964	1,171,964
Stuart J. Becker Executive Vice President, Chief Financial Officer and Treasurer	2011	250,000	—	174,393	424,393
Ryan A. Bertucci Vice President of Acquisitions	2011	220,000	—	174,393	394,393
_____________________
(1)	Full-year amount. Each executive will receive a pro rata portion of his base salary for the period beginning February 14, 2011 through December 31, 2011.
(2)
Under their employment agreements, Messrs. Boekelheide, Hansen and Aniszewski will receive annual bonuses for 2011 equal to $380,000, $350,000 and $225,000, respectively, if the 2011 hotel-level earnings before interest, taxes, depreciation and amortization for the 65 properties in our initial portfolio is at least $52.5 million. Beginning in 2012, Messrs. Boekelheide, Hansen and Aniszewski will be eligible to earn an annual cash bonus to the extent that individual and corporate goals to be established by our compensation committee are achieved. Our compensation committee will determine the actual amount of the cash bonus payable in 2012 and subsequent years. For 2012 and subsequent years, each of Messrs. Boekelheide and Hansen has the opportunity to earn an annual cash bonus of up to 100% of his annual base salary and Mr. Aniszewski has the opportunity to earn an annual cash bonus of up to 75% of his annual base salary. Under their employment agreements, Messrs. Becker and Bertucci will be eligible to earn an annual cash bonus for 2011 and subsequent years to the extent that individual and corporate goals to be established by our compensation committee are achieved. Our compensation committee will determine the actual amount of the cash bonus payable in 2011 and subsequent years. Each of Messrs. Becker and Bertucci has the opportunity to earn an annual cash bonus of up to 50% of his annual base salary for 2011 and subsequent years.

(3)
Reflects option awards made to Mr. Boekelheide (376,000 shares), Mr. Hansen (235,000 shares), Mr. Aniszewski (235,000 shares), Mr. Becker (47,000 shares) and Mr. Bertucci (47,000 shares). These options were granted pursuant to the 2011 Equity Incentive Plan upon completion of our IPO, have an exercise price equal to the per-share IPO price, which is $9.75 per share, and will vest ratably on the first five anniversaries of the date of grant unless otherwise accelerated under certain circumstances. The compensation committee of our board of directors may make additional equity awards to our named executive officers in the future.

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table is expected to be paid or awarded, are described above under “—Executive Compensation Discussion and Analysis.” The terms of employment agreements that we have entered into with our executive officers are described below under “—Employment Agreements.”

IPO Grants of Plan-Based Awards

Upon completion of our IPO, we granted to our named executive officers, pursuant to the 2011 Equity Incentive Plan, options to purchase an aggregate of 940,000 shares of our common stock, as shown in the following table:

Name	Date of Grant	All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/share)		Grant Date Fair Value of Option Awards
Kerry W. Boekelheide	February 14, 2011	376,000	(1)	$9.75	(2)	$1,395,142	(3)
Daniel P. Hansen	February 14, 2011	235,000	(1)	9.75	(2)	871,964	(3)
Craig J. Aniszewski	February 14, 2011	235,000	(1)	9.75	(2)	871,964	(3)
Stuart J. Becker	February 14, 2011	47,000	(1)	9.75	(2)	174,393	(3)
Ryan A. Bertucci	February 14, 2011	47,000	(1)	9.75	(2)	174,393	(3)
_______________________________
(1)	The awarded options will vest ratably on the first five anniversaries of the date of grant.
(2)	The exercise price of each option equals the per-share IPO price of the shares.
(3)	The amount is computed in accordance with FASB ASC Topic 718 and assumes exercise of the options within a five-year period.

None of our other employees have received equity awards.

Employment Agreements

Kerry W. Boekelheide and Daniel P. Hansen. On February 14, 2011, we entered into employment agreements with Mr. Boekelheide and Mr. Hansen, each of which has an initial term of three years and will renew for one-year terms thereafter unless terminated by written notice delivered at least 30 days before the end of the then-current term. The employment agreements provide for an annual base salary to Mr. Boekelheide of $380,000 and to Mr. Hansen of $350,000, subject to increase in the discretion of our board of directors or its compensation committee.

Under their employment agreements, Mr. Boekelheide and Mr. Hansen are eligible to earn an annual cash bonus for 2011 and subsequent years. For 2011, Mr. Boekelheide will receive an annual bonus of $380,000 and Mr. Hansen will receive an annual bonus of $350,000 if the 2011 hotel-level earnings before interest, taxes, depreciation and amortization for the 65 properties in our initial portfolio is at least $52.5 million. Assuming no purchases of additional hotels, or sales of hotels in our initial portfolio, we will calculate this measure by subtracting total hotel operating expenses from total revenue, each as reported in accordance with GAAP. For the year ended December 31, 2009, total revenue was $121.2 million and total hotel operating expenses were $89.2 million. For the year ended December 31, 2010, total revenue was $135.6 million and total hotel operating expenses were $130.0 million. In determining whether the $52.5 million target is met for 2011, we will exclude revenue or operating expenses of hotels acquired following completion of our IPO and prior to December 31, 2011. If we sell one or more of the 65 hotels in our portfolio before December 31, 2011, we will reduce the $52.5 million target number in a manner that our compensation committee determines is equitable and appropriate to reflect the absence of the sold hotel or hotels for all, or the remaining portion, of 2011, as applicable, in assessing whether the hotels in our portfolio generated hotel-level earnings before interest, taxes, depreciation and amortization that met the target. Beginning in 2012, Mr. Boekelheide and Mr. Hansen will be eligible to earn an annual cash bonus of up to 100% of annual base salary, to the extent that individual and corporate goals established by the compensation committee are achieved.

The employment agreements entitle Mr. Boekelheide and Mr. Hansen to customary fringe benefits, including vacation and health benefits, and the right to participate in any other benefits or plans in which other executive-level employees participate. Each employment agreement also provides that if Mr. Boekelheide or Mr. Hansen loses the supplemental health benefit provided to him by The Summit Group, we will establish, if permitted by applicable law, a medical reimbursement plan providing the same level of supplemental health benefits.

Each employment agreement provides for certain payments in the event that the employment of Mr. Boekelheide or Mr. Hansen ends upon termination by us for “cause,” a resignation without “good reason” (as defined below), death or disability or any reason other than a termination by us without “cause” or resignation with “good reason.” Each agreement defines “cause” as (1) a failure to perform a material duty or a material breach of an obligation set forth in the employment agreement or a breach of a material and written policy other than by reason of mental or physical illness or injury, (2) a breach of the executive’s fiduciary duties, (3) conduct that demonstrably and materially injures us monetarily or otherwise or (4) a conviction of, or plea of nolo contendere to, a felony or crime involving moral turpitude or fraud or dishonesty involving our assets, and that in each case is not cured, to our board of directors’ reasonable satisfaction, within 30 days after written notice. In any such event, the employment agreements provide for the payment to Mr. Boekelheide and Mr. Hansen of any earned but unpaid compensation up to the date of termination and any benefits due under the terms of any of our employee benefit plans.

Each employment agreement provides for certain severance payments in the event that the employment of Mr. Boekelheide or Mr. Hansen is terminated by us without “cause” or the executive resigns for “good reason.” Each agreement defines “good reason” as (1) our material breach of the terms of the employment agreement or a direction from our board of directors that the executive act or refrain from acting in a manner that is unlawful or contrary to a material and written policy, (2) a material diminution in the executive’s duties, functions and responsibilities without his consent or our preventing him from fulfilling or exercising his material duties, functions and responsibilities without his consent, (3) a material reduction in the executive’s base salary or annual bonus opportunity or (4) a requirement that the executive relocate more than 50 miles from the current location of his principal office without his consent, in each case provided that Mr. Boekelheide or Mr. Hansen has given written notice to our board of directors within 30 days after he knows of the circumstances constituting “good reason,” the circumstances constituting “good reason” are not cured within 30 days of such notice and the executive resigns within 30 days after the expiration of the cure period. In any such event, the executive is entitled to receive any earned but unpaid compensation up to the date of termination and any benefits due under the terms of our employee benefit plans and, if the executive executes a general release of claims, any outstanding options, restricted shares and other equity awards shall be vested and exercisable as of the date of termination and outstanding options shall remain exercisable thereafter until their stated expiration date as if the executive’s employment had not terminated. Mr. Boekelheide and Mr. Hansen shall also be entitled to receive, subject to the execution of a general release of claims, an amount equal to three times his base salary in effect at the time of termination, an amount equal to three times the greater of (i) the highest annual bonus paid to him for the three fiscal years ended immediately before the date of termination and (ii) the executive’s annual base salary, a prorated bonus for the then-current fiscal year based on his annual bonus for the fiscal year ended prior to his termination, an amount equal to three times the annual premium or cost paid by us for health, dental and vision insurance coverage for the executive and his eligible dependents in effect on the termination date and an amount equal to three times the annual premium or cost paid by us for disability and life insurance coverage for the executive in effect on the termination date.

Each employment agreement includes covenants that prohibit Mr. Boekelheide and Mr. Hansen from disclosing confidential information about us except in connection with our business and affairs. Each employment agreement also provides that, during employment and for the one-year period following termination of employment, Mr. Boekelheide and Mr. Hansen, subject to certain exceptions, will not compete with us by working with, or making a material investment in, an entity that owns or proposes to own 25 or more hotels in the upscale or midscale without food and beverage hotel segments, solicit any of our employees to leave employment or interfere with our relationship with any of our customers or clients. The restrictive covenants that prohibit or restrict Mr. Boekelheide or Mr. Hansen from being employed by, or providing services to, a competitor of our company following the termination of employment with us do not apply after a termination without cause or after the executive resigns with good reason as defined in the agreement.

Craig J. Aniszewski and Stuart J. Becker. On February 14, 2011, we entered into employment agreements with Mr. Aniszewski and Mr. Becker, each of which has an initial term of three years and will renew for one year terms thereafter unless terminated by written notice delivered at least 30 days before the end of the then-current term. The employment agreements provide for annual base salaries to each of Mr. Aniszewski and Mr. Becker of $300,000 and $250,000, respectively, subject to increase in the discretion of our board of directors or its compensation committee. The employment agreements entitle each of Mr. Aniszewski and Mr. Becker to fringe benefits substantially similar to those afforded to Mr. Boekelheide and Mr. Hansen, as described above (except that the employment agreement with Mr. Becker does not provide for the establishment of a medical reimbursement plan that provides supplemental health benefits).

Under their employment agreements, Mr. Aniszewski and Mr. Becker are eligible to earn an annual cash bonus for 2011 and subsequent years. Mr. Aniszewski will receive an annual bonus of $225,000 for 2011 if the same 2011 performance objective described above for Messrs. Boekelheide and Hansen is achieved. For 2012 and subsequent years Mr. Aniszewski will be eligible to earn an annual cash bonus of up to 75% of annual base salary, to the extent that individual and corporate goals established by the compensation committee are achieved. For 2011 and subsequent years, Mr. Becker will be eligible to earn an annual cash bonus, of up to 50% of annual base salary, to the extent that individual and corporate goals established by the compensation committee are achieved.

Each employment agreement provides for certain payments in the event the employment of Mr. Aniszewski or Mr. Becker ends upon termination by us for “cause,” a resignation without “good reason,” death or disability or any reason other than a termination by us without “cause” or resignation with “good reason.” The definitions of “cause” and “good reason” in the employment agreements with Mr. Aniszewski and Mr. Becker are the same as those in the employment agreements with Mr. Boekelheide and Mr. Hansen, as described above (except that a requirement that Mr. Becker relocate to Sioux Falls, South Dakota will not constitute “good reason”). In any such event, the employment agreements with Mr. Aniszewski and Mr. Becker provide for the payment of any earned but unpaid compensation up to the date of termination and any benefits due under the terms of any of our employee benefit plans.

Each employment agreement provides for certain severance payments in the event the employment of Mr. Aniszewski or Mr. Becker is terminated by us without “cause” or the executive resigns for “good reason.” In any such event, the executive would be entitled to receive any earned but unpaid compensation up to the date of termination and any benefits due under the terms of our employee benefit plans and, if the executive executes a general release of claims, any outstanding options, restricted shares and other equity awards shall be vested and exercisable as of the date of termination and outstanding options shall remain exercisable thereafter until their stated expiration date as if employment had not terminated. Each of Mr. Aniszewski and Mr. Becker shall also be entitled to receive, subject to the execution of a general release of claims, an amount equal to one and one-half times his base salary at the time of termination, an amount equal to one and one-half times the greater of (i) the highest annual bonus paid to him for the three fiscal years ended immediately before the date of termination or (ii) 75% of annual base salary (in the case of Mr. Aniszewski) or 50% of annual base salary (in the case of Mr. Becker), a pro-rated bonus for the then-current fiscal year based on his annual bonus for the fiscal year ended prior to his termination, an amount equal to one and one-half times the annual premium or cost paid by us for health, dental and vision insurance coverage for the executive and his eligible dependents in effect on the termination date and an amount equal to one and one-half times the annual premium or cost paid by us for disability and life insurance coverage for the executive in effect on the termination date.

The employment agreements with Mr. Aniszewski and Mr. Becker provide for higher severance payments in the event of termination by us without “cause” no more than ninety days before a change in control or on or after a change in control or upon resignation for “good reason” on or after a change in control. The definition of “change in control” under the employment agreements with Mr. Aniszewski and Mr. Becker is the same as the definition of “change in control” under the 2011 Equity Incentive Plan. In any such event, each of Mr. Aniszewski and Mr. Becker is entitled to receive any earned but unpaid compensation up to the date of termination and any benefits due under the terms of our employee benefit plans and, if the executive executes a general release of claims, all outstanding options, restricted shares and other equity awards shall be vested and exercisable as of the date of termination and outstanding options shall remain exercisable thereafter until their stated expiration date as if the executive’s employment had not terminated. Each executive shall also be entitled to receive, subject to the execution of a general release of claims, an amount equal to two times his base salary at the time of termination, an amount equal to two times the greater of (i) the highest annual bonus paid to him for the three fiscal years ended immediately before the date of termination or (ii) 75% of annual base salary (in the case of Mr. Aniszewski) or 50% of annual base salary (in the case of Mr. Becker), a pro-rated bonus for the then-current fiscal year based on his annual bonus for the fiscal year ended prior to his termination, an amount equal to two times the annual premium or cost paid by us for health, dental and vision insurance coverage for the executive and his eligible dependents in effect on the termination date and an amount equal to two times the annual premium or cost paid by us for disability and life insurance coverage for the executive in effect on the termination date.

Each employment agreement includes covenants that prohibit Mr. Aniszewski and Mr. Becker from disclosing confidential information about us except in connection with our business and affairs. Each employment agreement also provides that, during employment and for the one-year period following termination of employment, Mr. Aniszewski and Mr. Becker will not compete with us by working with, or making a material investment in, an entity that owns or proposes to own 25 or more hotels in the upscale or midscale without food and beverage hotel segments, solicit any of our employees to leave employment or interfere with our relationship with any of our customers or clients. The restrictive covenants that prohibit or restrict Mr. Aniszewski or Mr. Becker from being employed by, or providing services to, a competitor of our company following the termination of employment with us do not apply after a termination without cause or after the executive resigns with good reason as defined in the agreement.

Ryan A. Bertucci. On February 14, 2011, we entered into an employment agreement with Mr. Bertucci which has an initial term of one year and will renew for one-year terms thereafter unless terminated by written notice delivered at least 30 days before the end of the then-current term. Mr. Bertucci’s employment agreement provides for an annual base salary of $220,000, subject to increase in the discretion of our board of directors or its compensation committee. The employment agreement entitles Mr. Bertucci to fringe benefits substantially similar to those afforded to the other executives, as described above (except that the employment agreement with Mr. Bertucci does not provide for the establishment of a medical reimbursement plan that provides supplemental health benefits).

Under his employment agreement, Mr. Bertucci is eligible to earn annual cash bonuses to the extent that prescribed individual and corporate goals established by the Committee are achieved. The individual and corporate goals established by the Committee will provide Mr. Bertucci the opportunity to earn an annual cash bonus of up to 50% of annual base salary, to the extent such goals are achieved.

Mr. Bertucci’s employment agreement provides for certain payments in the event his employment ends upon termination by us for “cause,” a resignation without “good reason,” death or disability or any reason other than a termination by us without “cause” or resignation with “good reason.” The definitions of “cause” and “good reason” in the employment agreement with Mr. Bertucci are the same as those in the employment agreements with the other executives, as described above. In any such event, the employment agreement with Mr. Bertucci provides for the payment of any earned but unpaid compensation up to the date of termination and any benefits due under the terms of any of our employee benefit plans.

Mr. Bertucci’s employment agreement provides for certain severance payments in the event his employment is terminated by us without “cause” or he resigns for “good reason.” In any such event, he would be entitled to receive any earned but unpaid compensation up to the date of termination and any benefits due under the terms of our employee benefit plans and, if he executes a general release of claims, any outstanding options, restricted shares and other equity awards shall be vested and exercisable as of the date of termination and outstanding options shall remain exercisable thereafter until their stated expiration date as if employment had not terminated. Mr. Bertucci shall also be entitled to receive, subject to the execution of a general release of claims, an amount equal to one times his base salary at the time of termination, an amount equal to one times the greater of (i) the highest annual bonus paid to him for the three fiscal years ended immediately before the date of termination or (ii) 50% of his annual base salary, a pro-rated bonus for the then-current fiscal year based on his annual bonus for the fiscal year ended prior to his termination, an amount equal to one times the annual premium or cost paid by us for health, dental and vision insurance coverage for the executive and his eligible dependents in effect on the termination date and an amount equal to one times the annual premium or cost paid by us for disability and life insurance coverage for the executive in effect on the termination date.

The employment agreement with Mr. Bertucci provides for higher severance payments in the event of termination by us without “cause” no more than ninety days before a change in control or on or after a change in control or upon resignation for “good reason” on or after a change in control. The definition of “change in control” under the employment agreement with Mr. Bertucci is the same as the definition of “change in control” under the 2011 Equity Incentive Plan. In any such event, Mr. Bertucci is entitled to receive any earned but unpaid compensation up to the date of termination and any benefits due under the terms of our employee benefit plans and, if he executes a general release of claims, all outstanding options, restricted shares and other equity awards shall be vested and exercisable as of the date of termination and outstanding options shall remain exercisable thereafter until their stated expiration date as if the executive’s employment had not terminated. Mr. Bertucci shall also be entitled to receive, subject to the execution of a general release of claims, an amount equal to two times his base salary at the time of termination, an amount equal to two times the greater of (i) the highest annual bonus paid to him for the three fiscal years ended immediately before the date of termination or (ii) 50% of his annual base salary, a pro-rated bonus for the then-current fiscal year based on his annual bonus for the fiscal year ended prior to his termination, an amount equal to two times the annual premium or cost paid by us for health, dental and vision insurance coverage for the executive and his eligible dependents in effect on the termination date and an amount equal to two times the annual premium or cost paid by us for disability and life insurance coverage for the executive in effect on the termination date.

Mr. Bertucci’s employment agreement includes covenants that prohibit him from disclosing confidential information about us except in connection with our business and affairs. The employment agreement with Mr. Bertucci also provides that, during his employment and for the one-year period following the termination of his employment, he will not compete with us by working with or making a material investment in an entity that owns or proposes to own 25 or more hotels in the upscale or midscale without food and beverage hotel segments, solicit any of our employees to leave employment or interfere with our relationship with any of our customers or clients. The restrictive covenants that prohibit or restrict him from being employed by, or providing services to, a competitor of our company following the termination of his employment with us do not apply after a termination without cause or after the executive resigns with good reason as defined in the agreement.

Potential Payments upon Termination of Change in Control

The following table and accompanying footnotes reflect the estimated potential amounts payable to Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci under their employment agreements and our compensation and benefit plans and arrangements in the event the executive’s employment is terminated under various scenarios, including involuntary termination without cause, voluntary termination, involuntary termination with cause, voluntary resignation with good reason, involuntary or good reason termination in connection with a change in control and termination due to death and disability. Because we had not entered into employment agreements as of December 31, 2010, the amounts shown below are estimates of the amounts that would have been paid to Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci upon termination of their employment assuming that such termination was effective as of February 14, 2011, the date of completion of our IPO. Actual amounts payable will depend upon compensation levels at the time of termination, the amount of future equity awards and other factors, and will likely be greater than amounts shown in this table.

	Cash Severance Payment	Payment in Lieu of Medical/Welfare Benefits (present value)(4)	Acceleration and Continuation of Equity Awards(5)	Excise Tax Gross-up(6)	Total Termination Benefits
Kerry W. Boekelheide(1)(2)
Involuntary termination without cause(3)	$2,280,000	$79,200	$1,395,142	—	$3,754,342
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Change in control (no termination)	—	—	$1,395,142	—	$1,395,142
Involuntary or good reason termination in connection with change in control(3)	$2,280,000	$79,200	$1,395,142	—	$3,754,342
Death or disability	—	—	$1,395,142	—	$1,395,142
Daniel P. Hansen(1)(2)
Involuntary termination without cause(3)	$2,100,000	$79,200	$871,964	—	$3,051,164
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Change in control (no termination)	—	—	$871,964	—	$871,964
Involuntary or good reason termination in connection with change in control(3)	$2,100,000	$79,200	$871,964	—	$3,051,164
Death or disability	—	—	$871,964	—	$871,964
Craig J. Aniszewski(1)(2)
Involuntary termination without cause(3)	$787,500	$39,600	$871,964	—	$1,699,064
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Change in control (no termination)	—	—	$871,964	—	$871,964
Involuntary or good reason termination in connection with change in control(3)	$1,050,000	$52,800	$871,964	—	$1,974,764
Death or disability	—	—	$871,964	—	$871,964
Stuart J. Becker(1)(2)
Involuntary termination without cause(3)	$562,500	$9,000	$174,393	—	$745,893
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Change in control (no termination)	—	—	$174,393	—	$174,393
Involuntary or good reason termination in connection with change in control(3)	$750,000	$12,000	$174,393	—	$936,393
Death or disability	—	—	$174,393	—	$174,393
Ryan A. Bertucci(1)(2)
Involuntary termination without cause(3)	$330,000	$26,400	$174,393	—	$530,793
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Change in control (no termination)	—	—	$174,393	—	$174,393
Involuntary or good reason termination in connection with change in control(3)	$660,000	$52,800	$174,393	—	$887,193
Death or disability	—	—	$174,393	—	$174,393
______________________________
(1)
The amounts shown in the table do not include accrued salary, earned but unpaid bonuses, accrued but unused vacation pay or the distribution of benefits from any tax-qualified retirement or 401(k) plan. Those amounts are payable to this executive officer upon any termination of his employment, including an involuntary termination with cause and a resignation without good reason.

(2)
A termination of this executive officer’s employment due to death or disability entitles this executive officer to benefits under our life insurance and disability insurance plans. In addition, outstanding options immediately vest upon this executive officer’s termination of employment due to death or disability.

(3)	Amounts in this row are calculated in accordance with provisions of the applicable employment agreement as disclosed in “—Employment Agreements.”
(4)
The amounts shown in this column are estimates of the cash payments to be made under the applicable employment agreement based on the annual premiums to be paid by us for health care, life and disability insurance and other benefits expected to be provided to each executive officer.

(5)
The amounts shown in this column represent the value, on the date of grants of the options, on February 14, 2011. The values were computed in accordance with FASB ASC Topic 718 and assume exercise of the options within a five-year period. Amounts reflecting accelerated vesting of equity awards in the rows “Change in control (no termination)” and “Involuntary or good reason termination in connection with change in control” will be paid upon only one of the specified triggering events (not both) and will not be duplicated in the event that the executive incurs a qualifying termination following a change in control event that has previously resulted in acceleration.

(6)
The employment agreements with our executive officers do not provide an indemnification or gross-up payment for the parachute payment excise tax under Sections 280G and 4999 of the Code. The employment agreements instead provide that the severance and any other payments or benefits that are treated as parachute payments under the Code will be reduced to the maximum amount that can be paid without an excise tax liability. The parachute payments will not be reduced, however, if the executive will receive greater after-tax benefits by receiving the total or unreduced benefits (after taking into account any excise tax liability payable by the executive). The amounts shown in the table assume that the executive officer will receive the total or unreduced benefits.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2010.  On February 14, 2011, we established a compensation committee, and its members are Wayne W. Wielgus (chair), Thomas W. Storey and David S. Kay.  No member of the compensation committee is a current or former officer or employee of our company or any of our subsidiaries, or of our predecessor, and none have a relationship that is required to be reported pursuant to Item 404 of Regulation S-K. None of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors.  None of the executive officers of our predecessor served as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or of our predecessor’s board of managers.

Mr. Boekelheide, our Executive Chairman, and Mr. Hansen, our President and Chief Executive Officer, who comprised our board of directors from our inception in June 2010 until completion of our IPO on February 14, 2011, participated in deliberations concerning the compensation our executive officers will receive in 2011.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Executive Compensation Discussion and Analysis (“CD&A”) contained in this report with management. Based on the Compensation Committee’s review of the CD&A and the Compensation Committee’s discussions of the CD&A with management, the Compensation Committee recommended to the Board of Directors (and the Board has approved) that the CD&A be included in this report.

Submitted by the Compensation Committee of the Board of Directors

Thomas W. Storey (Chairperson)
Bjorn R. L. Hanson
Wayne W. Wielgus

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 30, 2011 with respect to our securities, and the securities of our operating partnership, that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders(2)	940,000	$9.75	1,374,290
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	940,000	$9.75	1,374,290
_______________________
(1)
Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.” Our operating partnership has not adopted any equity compensation plans; however, long-term incentive plan units (“LTIP Units”), a special class of partnership units in our operating partnership, may be issued by our operating partnership pursuant to the company’s 2011 Equity Incentive Plan. Neither the company nor our operating partnership has any current plans to issue LTIP Units pursuant to the company’s 2011 Equity Incentive Plan.

(2)	Consists of the company’s 2011 Equity Incentive Plan, which was approved by the company’s board of directors and the company’s sole stockholder prior to completion of our IPO.

Security Ownership of Certain Beneficial Owners

As of March 25, 2011 we do not know of any person who is the beneficial owner of more than 5% of Summit REIT’s common stock.

As of March 25, 2011 we do not know of any person who is the beneficial owner of more than 5% of the Common Units of Summit OP other then Summit REIT, which owns 73.0% of the Common Units.

Security Ownership of Management

The following table sets forth the beneficial ownership of shares of our common stock and shares of common stock issuable upon redemption of Common Units (without giving effect to the 12-month restriction on redemption applicable to Common Units) by (1) each of our named executive officers, (2) each of our directors, (3) all of our executive officers and directors as a group and (4) each person who is expected to be the beneficial owner of five percent or more of our shares of common stock. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. In computing the number of shares and Common Units beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or other rights held by that person that are exercisable or will become exercisable by April 15, 2011 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock and Common Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Unless otherwise indicated, the address of each named person is c/o Summit Hotel Properties, Inc., 2701 South Minnesota Avenue, Suite 6, Sioux Falls, South Dakota 57105.

Name of Beneficial Owner	Number of Shares and Common Units Beneficially Owned		Percentage of All Shares(1)	Percentage of All Shares and Common Units Beneficially Owned(2)
Kerry W. Boekelheide	1,517,879	(3)	5.3%	4.1%
Daniel P. Hansen	15,000	(4)	*	*
Craig J. Aniszewski	4,105	(5)	*	*
Stuart J. Becker	2,500	(4)	*	*
Ryan A. Bertucci	—	(4)	—	—
Bjorn R. L. Hanson	1,500	(6)	*	*
David S. Kay	1,000	(6)	*	*
Thomas W. Storey	5,100	(6)	*	*
Wayne W. Wielgus	6,000	(6)	*	*
All directors and executive officers as a group (11 persons)	1,554,284		5.3%	4.2%
__________________________
* Represents less than 1%
(1)
Assumes that all Common Units held by the person are redeemed for shares of our common stock, and amounts for all executive officers and directors as a group assume all Common Units held by them are exchanged for shares of our common stock. The total number of shares of common stock outstanding used in calculating this percentage assumes that none of the Common Units held by other persons are exchanged for shares of our common stock.

(2)
Assumes a total of 37,378,000 shares of our common stock and Common Units, which Common Units may redeemed for cash or, at our election, shares of our common stock on a one-for-one basis, are outstanding.

(3)
Represents (i) 17,000 Common Units issued to a revocable trust, the trustee and sole beneficiary of which is Mr. Boekelheide, in exchange for the trust’s membership interests in our predecessor; (ii) 1,109,164 Common Units issued to The Summit Group in the Merger in exchange for its membership interests in our predecessor; (iii) 74,829 Common Units issued to The Summit Group in exchange for its Class B membership interest in Summit of Scottsdale; and (iv) an aggregate of 316,886 Common Units issued to entities affiliated with Mr. Boekelheide other than The Summit Group, over which Mr. Boekelheide shares voting and investment power with individuals who are not affiliated with us. Excludes options to purchase 376,000 shares of our common stock at the per-share IPO price of $9.75, none of which has vested.

(4)
Excludes options granted to Messrs. Hansen, Becker and Bertucci to purchase 235,000, 47,000, and 47,000 shares, respectively, of our common stock at the per-share IPO price of $9.75, none of which has vested.

(5)
Represents 4,105 Common Units issued to Mr. Aniszewski in exchange for his Class B membership interests in our predecessor. Excludes options to purchase 235,000 shares of our common stock at the per-share IPO price of $9.75, none of which has vested.

(6)	Includes 1,000 shares of common stock granted to this independent director upon completion of our IPO.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Formation Transactions

On July 12, 2010, in connection with the initial capitalization of our company, we issued 1,000 shares of common stock to our Executive Chairman, Mr. Boekelheide, for total cash consideration of $1,000. The shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act. Upon completion of our IPO on February 14, 2011, these shares were repurchased from Mr. Boekelheide for $1,000.

Some of our executive officers and directors have material interests in the formation transactions. Prior to completion of the formation transactions, these executive officers and directors have ownership interests in our predecessor. In addition, prior to February 14, 2011, Mr. Boekelheide, through The Summit Group (in which he holds a 100% interest), held a 36% Class B membership interest in Summit of Scottsdale. As part of the formation transactions, we acquired these ownership interests by issuing Common Units to the former members of those companies, including some of our executive officers and directors. The aggregate number and value of the Common Units issued to our executive officers and directors on February 14, 2011 in connection with the formation transactions were as follows:

●
Mr. Boekelheide and The Summit Group received an aggregate of 1,200,993 Common Units, including: (1) 17,000 Common Units issued to a revocable trust, the trustee and sole beneficiary of which is Mr. Boekelheide, in exchange for the trust’s Class A membership interests in our predecessor pursuant to the Merger; (2) 1,109,164 Common Units issued to The Summit Group pursuant to the Merger; and (3) 74,829 Common Units issued to The Summit Group in exchange for its 36% Class B membership interest in Summit of Scottsdale. These Common Units represent approximately 3.2% of our combined outstanding common stock and Common Units and have an aggregate value of $11.7 million based on our IPO price of $9.75 per share.

●
Entities affiliated with Mr. Boekelheide, other than The Summit Group, received an aggregate of 316,886 Common Units. Mr. Boekelheide shares voting and investment power over these Common Units with individuals who are not affiliated with us. These Common Units represent approximately 0.9% of our combined outstanding common stock and Common Units and have an aggregate value of $3.1 million based on our IPO price of $9.75 per share.

On February 14, 2011, Mr. Boekelheide and his affiliates other than The Summit Group received an aggregate cash payment from our predecessor in the amount of approximately $147,000 as a result of our predecessor’s payment of accrued and unpaid priority returns to the Class A and A-1 members of our predecessor through August 31, 2010 in accordance with the terms of the agreement of the Merger.

In addition to the Common Units received in connection with the formation transactions, our executive officers also benefitted from the following:

●	employment agreements that provide for salary, bonus and other benefits, including severance benefits in the event of a termination of employment in certain circumstances;
●	options to purchase an aggregate of 940,000 shares of our common stock granted to our named executive officers upon completion of the IPO pursuant to the 2011 Equity Incentive Plan;
●
agreements providing for indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them as an officer and/or director of our company; and

●	redemption and registration rights under our operating partnership’s partnership agreement with respect to Common Units to be issued in the formation transactions.

Furthermore, in connection with the formation transactions, our operating partnership entered into tax protection agreements with a limited number of the members of our predecessor, including The Summit Group. The Summit Group guarantees approximately $13.8 million of our operating partnership’s mortgage liabilities. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse The Summit Group for the amount of the tax liabilities it incurs. Although our liability under the tax protection agreements will depend on certain factors, including without limitation the applicable maximum federal, state and local tax rates, we anticipate that the maximum amount we may have to indemnify The Summit Group under the tax protection agreements is approximately $6.9 million.

Cash Payment by Interstate to The Summit Group

In consideration for assigning to them the existing hotel management agreements with our predecessor, The Summit Group received a total cash payment from Interstate in the amount of $12.75 million, $11.0 million of which was paid upon completion of our IPO and $1.75 million of which will be paid on February 14, 2014.

Transition Services Agreement

On February 14, 2011, our operating partnership entered into a transition services agreement with The Summit Group, which is controlled by Mr. Boekelheide, pursuant to which The Summit Group provides or cause its affiliates to provide us with such services related to our business as we shall reasonably request. We reimburse The Summit Group for its cost of providing services to us, including a pro rata portion of its overhead expenses, and for any other actual and reasonable out of pocket expenses incurred in connection with providing such services. We estimate that the amount we will pay pursuant to this agreement will be approximately $150,000 each year. Either party may terminate this agreement upon 30-days’ written notice. We will not pay any fees to The Summit Group or its affiliates pursuant to the transition services agreement.

Outside Business Interests

Mr. Boekelheide and other key members of our senior management team, including Messrs. Hansen and Aniszewski, also serve as executive officers of The Summit Group. We reimburse The Summit Group for payments it makes on behalf of each of Messrs. Boekelheide, Hansen and Aniszewski for health care benefits provided under the Exec-U-Care program. The Summit Group manages one hotel that is not owned by us, a Comfort Suites located in Tucson, Arizona. Our employment agreement with Mr. Boekelheide requires him to devote a substantial portion of his business time and attention to our business and our employment agreements with our other executive officers require our executives to devote substantially all of their business time and attention to our business. Our employment agreements with our other executives do not include a prohibition on competing with our company. In addition, Mr. Boekelheide, as well as our Executive Vice President and Chief Financial Officer, Mr. Becker, and our Vice President of Acquisitions, Mr. Bertucci, serve as officers of Summit Green Tiger. Summit Green Tiger co-manages two private investment funds, which own a total of six multi-family properties. We will not compete with these funds for investment opportunities. These outside business interests may reduce the amount of time that Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci are able to devote to our business. We expect these officers will devote a limited amount of time to these funds as they are closed and the co-manager oversees the day-to-day operations and investments of these funds.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted a written policy for the review and approval of related person transactions requiring disclosure under Item 404(a) of Regulation S-K. This policy provides that our nominating and corporate governance committee are responsible for reviewing and approving or disapproving all interested transactions, meaning any transaction, arrangement or relationship in which (1) the amount involved may be expected to exceed $120,000 in any fiscal year, (2) our company or one of our subsidiaries will be a participant and (3) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing. The policy may deem certain interested transactions to be pre-approved.

Item 14.	Principal Accountant Fees and Services.

Fee Disclosure

Eide Bailly served as our predecessor’s independent registered public accounting firm from November 1, 2008 through June 28, 2010. KPMG served as our predecessor’s independent registered public accounting firm for the period beginning June 28, 2010 through December 31, 2010. At the request of our predecessor, Eide Bailly continued to provide professional services to our predecessor for the period June 28, 2010 through December 31, 2010 in connection with the formation transactions, merger and preparations for our IPO.

The following is a summary of the fees for professional services rendered billed to the Company by Eide Bailly for the years ended December 31, 2009 and 2010 and by KPMG for the period from June 28, 2010 through December 31, 2010:

	Eide Bailly LLP		KPMG LLP
	Year Ended December 31, 2009	Year Ended December 31, 2010	June 28, 2010 through December 31, 2010
Audit Fees	$106,974	$85,877	$711,430
Audit-Related Fees	28,412	2,650	—
Tax Fees	52,423	53,828	448,550
All Other Fees	9,275	145,841	—
Total	$197,084	$288,196	$1,159,980

Audit Fees

“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of financial statements, effectiveness of internal control over financial reporting, review of interim consolidated financial statements, review of registration statements and preparation of comfort letters and services that are normally provided by Eide Bailly and KPMG in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

“Audit-Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of financial statements that are not “Audit Fees.”

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

Our predecessor’s board of managers adopted an audit committee charter for our predecessor which included a policy concerning the pre-approval of audit and non-audit services to be provided by our independent accountants. The policy required that all services provided by our predecessor’s independent accountants, including audit services, audit-related services, and other services, must have been pre-approved by its audit committee. The policy did not require our predecessor’s audit committee to pre-approve engagement of our predecessor’s independent accountants for de minimis non-audit related services so long as the services were rendered in accordance with the Exchange Act.

Our predecessor’s audit committee approved all audit, tax and non-audit fees provided to our predecessor by Eide Bailly and KPMG during the 2009 and 2010 fiscal years.

We expect that our audit committee will adopt a policy concerning the pre-approval of audit and non-audit services to be provided by our independent accountants. We expect that the policy will require that all audit, tax and other services provided to us will be reviewed and pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements

Included herein at pages F-1 through F-35

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-29 and F-30.

Schedule III — Real Estate and Accumulated Depreciation

All schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement.

3.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1†	Articles of Amendment and Restatement of Summit Hotel Properties, Inc.
3.2
Certificate of Limited Partnership of Summit Hotel OP, LP, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form 8-A filed by Summit Hotel OP, LP on February 11, 2011)

3.3
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1
Form of Transition Services Agreement between The Summit Group, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on January 28, 2011)*

10.2
Tax Protection Agreement, dated February 10, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.3
Transition Services Agreement, dated February 14, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.4
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.5
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.6
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.7
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.8
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.9
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.10
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.11
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.12
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Ryan A. Bertucci (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.13	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.14
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.15
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.16
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.17
First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.18
Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.19
Construction Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 (loan in the original principal amount of $19.25 million) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.20†	Second Amended and Restated Loan Agreement (Credit Pool) between Summit Hotel Properties, LLC and First National Bank of Omaha entered into August 19, 2010
10.22	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.23
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.24
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.25
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.26
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

21.1
List of Subsidiaries of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on January 28, 2011)

21.2	List of Subsidiaries of Summit Hotel OP, LP (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel OP, LP on September 23, 2010)
23.1†	Consent of KPMG LLP
23.2†	Consent of Eide Bailly LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________
* Management contract or compensatory plan or arrangement.
† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	March 31, 2011	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

SUMMIT HOTEL OP, LP (registrant)

		By:	Summit Hotel GP, LLC, its general partner

		By:	Summit Hotel Properties, Inc., its sole member

Date:	March 31, 2011	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Executive Chairman of the Board	March 31, 2011
Kerry W. Boekelheide

/s/ Daniel P. Hansen	President, Chief Executive Officer	March 31, 2011
Daniel P. Hansen	and Director
(principal executive officer)

/s/ Stuart J. Becker	Executive Vice President and	March 31, 2011
Stuart J. Becker	Chief Financial Officer
(principal financial officer)

/s/ JoLynn M. Sorum	Vice President, Controller and	March 31, 2011
JoLynn M. Sorum	Chief Accounting Officer
(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	March 31, 2011
Bjorn R. L. Hanson

/s/ David S. Kay	Director	March 31, 2011
David S. Kay

/s/ Thomas W. Storey	Director	March 31, 2011
Thomas W. Storey

/s/ Wayne W. Wielgus	Director	March 31, 2011
Wayne W. Wielgus

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Summit Hotel Properties, LLC:
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-5
Consolidated Statements of Operations for the years ended December 31, 2010, 2009
and 2008	F-6
Consolidated Statements of Changes in Members’ Equity for the years ended
December 31, 2010, 2009 and 2008	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009
and 2008	F-8
Notes to Consolidated Financial Statements	F-10
Schedule III - Real Estate and Accumulated Depreciation	F-29

Summit Hotel Properties, Inc. and Summit Hotel OP, LP:
Reports of Independent Registered Public Accounting Firms	F-31
Consolidated Balance Sheets as of December 31, 2010	F-33
Notes to Consolidated Balance Sheets	F-35

Report of Independent Registered Public Accounting Firm

The Board of Managers
Summit Hotel Properties, LLC:

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, LLC and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel Properties, LLC and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s / KPMG LLP

Omaha, Nebraska
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2009 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Hotel Properties, LLC’s  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited Summit Hotel Properties, LLC (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Summit Hotel Properties, LLC management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Hotel Properties, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Summit Hotel Properties, LLC as of December 31, 2009 and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and our report dated March 31, 2010, expressed an unqualified opinion on those financial statements.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 31, 2010

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,977,418	$8,239,225
Restricted cash	1,192,131	1,755,053
Trade receivables	2,665,076	2,608,198
Receivable due from affiliate	4,620,059	-
Prepaid expenses and other	1,738,645	1,416,480
Total current assets	18,193,329	14,018,956

PROPERTY AND EQUIPMENT, NET	466,010,777	482,767,601

OTHER ASSETS
Deferred charges and other assets, net	4,051,295	4,828,185
Land held for sale	-	12,226,320
Other noncurrent assets	4,011,992	4,074,179
Restricted cash	741,137	331,190
Total other assets	8,804,424	21,459,874

TOTAL ASSETS	$493,008,530	$518,246,431

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$147,612,930	$134,370,900
Lines of credit	19,601,215	21,457,943
Accounts payable	864,560	1,088,265
Related party accounts payable	771,066	494,248
Accrued expenses	11,092,131	9,182,013
Total current liabilities	179,941,902	166,593,369

LONG-TERM DEBT, NET OF CURRENT PORTION	253,223,062	270,353,750

COMMITMENTS AND CONTINGENCIES (NOTE 16)

MEMBERS' EQUITY
Class A, 1,166.62 units issued and outstanding	50,838,540	59,961,958
Class A-1, 437.83 units issued and outstanding	32,554,188	34,244,056
Class B, 81.36 units issued and outstanding	262,669	1,804,718
Class C, 173.60 units issued and outstanding	(22,187,368)	(13,086,957)
Total Summit Hotel Properties, LLC members' equity	61,468,029	82,923,775
Noncontrolling interest	(1,624,463)	(1,624,463)
Total equity	59,843,566	81,299,312

TOTAL LIABILITIES AND MEMBERS' EQUITY	$493,008,530	$518,246,431

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

REVENUES
Room revenues	$133,069,346	$118,959,822	$132,796,698
Other hotel operations revenues	2,565,723	2,239,914	2,310,764
	135,635,069	121,199,736	135,107,462

COSTS AND EXPENSES
Direct hotel operations	47,210,056	42,070,893	42,380,950
Other hotel operating expenses	18,960,775	16,986,818	15,186,138
General, selling and administrative	25,379,942	24,017,471	25,993,091
Repairs and maintenance	4,718,561	6,151,474	8,008,854
Depreciation and amortization	27,250,778	23,971,118	22,307,426
Loss on impairment of assets	6,475,684	7,505,836	-
	129,995,796	120,703,610	113,876,459

INCOME FROM OPERATIONS	5,639,273	496,126	21,231,003

OTHER INCOME (EXPENSE)
Interest income	47,483	49,805	194,687
Interest (expense)	(26,362,265)	(18,320,736)	(17,025,180)
Gain (loss) on disposal of assets	(42,813)	(4,335)	(389,820)
	(26,357,595)	(18,275,266)	(17,220,313)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,718,322)	(17,779,140)	4,010,690

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	1,464,808	10,278,595

NET INCOME (LOSS) BEFORE INCOME TAXES	(20,718,322)	(16,314,332)	14,289,285

STATE INCOME TAX (EXPENSE)	(202,163)	-	(826,300)

NET INCOME (LOSS)	(20,920,485)	(16,314,332)	13,462,985

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	-	-	384,269

NET INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL PROPERTIES, LLC	$(20,920,485)	$(16,314,332)	$13,078,716

BASIC AND DILUTED EARNINGS PER
$100,000 CAPITAL UNIT	$(11,251)	$(9,392)	$8,412

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION OF
BASIC AND DILUTED EARNINGS PER
CAPITAL UNIT (based on $100,000 investment)	1,859	1,737	1,555

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

							Equity
	# of						Attributable to
	Capital						Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Total	Interest

BALANCES, JANUARY 1, 2008	1,554.83	$82,892,941	$10,672,761	$4,108,213	$(279,026)	$97,394,889	$(1,702,732)

Class A-1 units issued
in private placement	63.25	-	5,614,466	-	-	$5,614,466	-

Net Income (Loss)	-	10,785,507	1,136,502	184,178	972,529	13,078,716	384,269

Distributions to members	-	(17,166,006)	(1,567,973)	(1,285,144)	(6,683,725)	(26,702,848)	(306,000)

BALANCES, DECEMBER 31, 2008	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$89,385,223	$(1,624,463)

Class A-1 units issued
in private placement	241.33	-	22,123,951	-	-	$22,123,951	-

Net Income (Loss)	-	(6,807,644)	(1,207,424)	(1,202,529)	(7,096,735)	(16,314,332)	-

Distributions to members	-	(9,742,840)	(2,528,227)	-	-	(12,271,067)	-

BALANCES, DECEMBER 31, 2009	1,859.41	$59,961,958	$34,244,056	$1,804,718	$(13,086,957)	$82,923,775	$(1,624,463)

Net Income (Loss)	-	(8,729,700)	(1,548,325)	(1,542,049)	(9,100,411)	(20,920,485)	-

Distributions to members	-	(393,718)	(141,543)	-	-	(535,261)	-

BALANCES, DECEMBER 31, 2010	1,859.41	$50,838,540	$32,554,188	$262,669	$(22,187,368)	$61,468,029	$(1,624,463)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(20,920,485)	$(16,314,332)	$13,078,716
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	27,250,778	24,125,066	23,027,566
Amortization of prepaid lease	47,400	118,501	-
Unsuccessful project costs	-	1,262,219	-
Noncontrolling interests in operations of consolidated LLC	-	-	384,269
(Gain) loss on disposal of assets	42,813	(1,297,488)	(8,604,779)
Loss on impairment of assets	6,475,684	7,505,836	-
Changes in assets and liabilities:
Trade receivables	(56,878)	13,966	570,544
Prepaid expenses and other assets	(4,942,224)	315,891	(307,109)
Accounts payable and related party accounts payable	53,113	(5,847,835)	(1,656,286)
Accrued expenses	1,910,118	(774,359)	316,909
Restricted cash released (funded)	562,922	(76,026)	783,920

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	10,423,241	9,031,439	27,593,750

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(1,413,183)	(14,810,896)	(12,904,466)
Purchases of other property and equipment	(1,356,696)	(6,613,397)	(6,628,779)
Proceeds from asset dispositions, net of closing costs	14,787	207,814	23,584,638
Restricted cash released (funded)	(409,947)	2,239,184	(1,369,191)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(3,165,039)	(18,977,295)	2,682,202

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	4,919,026	223,518	4,837,000
Principal payments on long-term debt	(8,807,684)	(6,890,949)	(20,909,992)
Financing fees on long-term debt	(1,239,362)	(945,442)	(942,405)
Proceeds from issuance of notes payable and line of credit	-	4,860,000	18,510,867
Principal payments on notes payable and line of credit	(1,856,728)	(19,865)	-
Proceeds from equity contributions, net of commissions	-	15,075,451	5,614,466
Distributions to members	(535,261)	(12,271,067)	(26,702,848)
Distributions to noncontrolling interest	-	-	(306,000)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(7,520,009)	31,646	(19,898,912)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(261,807)	(9,914,210)	10,377,040

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	8,239,225	18,153,435	7,776,395

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,977,418	$8,239,225	$18,153,435

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS – PAGE 2
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$25,866,571	$17,810,544	$17,833,598

Interest capitalized	$-	$2,977,101	$3,829,267

Cash payments (refunds) for state income taxes	$(21,807)	$728,514	$781,081

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through
issuance of debt	$-	$-	$16,447,237

Construction in progress financed through accounts payable	$-	$244,126	$-

Construction in progress financed through related
party accounts payable	$-	$242,135	$2,600,260

Construction in progress financed through issuance of debt	$-	$51,098,872	$38,765,692

Conversion of construction in progress to other assets	$-	$4,149,379	$-

Issuance of long-term debt for short-term debt	$-	$7,450,000	$12,772,819

Issuance of long-term debt to refinance existing long-term debt	$-	$22,215,852	$11,073,070

Equity contributions used to pay down debt	$-	$7,048,500	$-

Financing costs funded through construction draws	$-	$-	$1,651,886

Sale proceeds used to pay down long-term debt	$-	$6,134,285	$4,215,362

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 1 -	PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Summit Hotel Properties, LLC, Predecessor, a South Dakota limited liability company (the “Predecessor”), was organized January 8, 2004, and is engaged in the business of developing, owning and operating hotel properties.

The Predecessor has agreements for the use of various trade names, trademarks and service marks which include Carlson Hospitality, Choice Hotels International, Hilton Hotel Corporation, Intercontinental Hotels Group, Hyatt Hotel Corporation and Marriott International.  The Predecessor also owns and operates one independent non-franchised hotel.  As of December 31, 2010 and 2009, the Predecessor owned and managed 65 hotels, representing approximately 6,533 rooms located in 19 states.  The Predecessor’s hotel properties are located throughout various regions of the United States.  Hotels operating in any given region are potentially susceptible to adverse economic and competitive conditions as well as unique trends associated with that particular region.  The potential adverse affect of such conditions on the Predecessor’s business, financial position, and results of its operations is mitigated due to the diversified locations of the Predecessor’s properties.   The Predecessor has only one operating segment.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Predecessor, Summit Hospitality I, LLC and Summit Hospitality V, LLC, as well as Summit Group of Scottsdale, Arizona, LLC (“Scottsdale”), a variable interest entity (“VIE”) for which the Predecessor is the primary beneficiary.  All significant intercompany balances and transactions have been eliminated.

The Predecessor has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Beginning January 1, 2010, Topic 810 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and also has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Prior to January 1, 2010, the Predecessor accounted for its ownership of Scottsdale under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, codified under Topic 810.  Variable interest entities (“VIEs”) were required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE was the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.  In applying Topic 810, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary.  These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions.

As of December 31, 2010, the Predecessor is a 49% owner and the primary beneficiary of Summit Group of Scottsdale, AZ, LLC (“Scottsdale”), which qualifies as a variable interest entity.  Accordingly, the financial position and results of operations and cash flows of Scottsdale have been included in the accompanying consolidated financial statements.  The entity was formed for the purpose of purchasing two hotel properties in Scottsdale, AZ and its activities primarily relate to owning and operating those two hotel properties.   As of December 31, 2010 and for the year then ended, Scottsdale had assets of $19,838,493, liabilities of $14,122,157, revenues of $5,925,184, and expenses of $5,686,493.  As of December 31, 2009 and for the year then ended, Scottsdale had assets of $19,771,907, liabilities of $14,251,068, revenues of $5,848,427, and expenses of $5,825,455.  As of December 31, 2008 and for the year then ended, Scottsdale had assets of $21,291,843, liabilities of $14,725,106, revenues of $8,871,475 and expenses of $7,049,137.  Included in the consolidated assets are assets as of December 31, 2010 totaling $18,057,859 which represent collateral for obligations of Scottsdale.  The Predecessor’s maximum exposure to loss is $5,716,336.  Apart from that amount, creditors and the beneficial holders of Scottsdale have no recourse to the assets or general credit of the Predecessor.  The Predecessor is a Class A Member of Scottsdale and receives a 10% priority distribution on its capital contribution before distributions to the Class B and Class C Members of Scottsdale.  The Predecessor, as the Class A Member of Scottsdale, may also receive additional operating distributions based on its Sharing Ratio.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Any income generated by  Scottsdale is first allocated to its Class A member up to the 10% priority return.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.

Cash and Cash Equivalents

The Predecessor considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. The Predecessor maintains its cash with high credit quality financial institutions. Due to the financial institution crisis and economic downturn that began in the second half of 2008, management has assessed the risks of each of the financial institutions where the Predecessor has deposits in excess of insured limits and believes the risk of loss to be minimal.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations resulting from the rental of hotel rooms and the sales of food, beverage, catering and banquet services due under normal trade terms requiring payment upon receipt of the invoice.  Trade receivables are stated at the amount billed to the customer and do not accrue interest.  Customer account balances with invoices dated over 60 days old are considered delinquent.  Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The Predecessor reviews the collectability of the receivables monthly.  A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions.  There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2010 and 2009.  The Predecessor incurred bad debt expense of $190,107, $88,125 and $172,481 for 2010, 2009 and 2008, respectively.

Property and Equipment

Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets.  Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years.  The Predecessor periodically re-evaluates fixed asset lives based on current assessments of remaining utilization that may result in changes in estimated useful lives.  Such changes are accounted for prospectively and will increase or decrease depreciation expense.  Depreciation expense from continuing operations for the year ended December 31, 2010, 2009 and 2008 totaled $25,234,526, $21,748,782 and $20,085,238, respectively.  Expenditures that materially extend a property’s life are capitalized.  These costs may include hotel refurbishment, renovation and remodeling expenditures.  Normal maintenance and repair costs are expensed as incurred.  When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Capitalized Development and Interest Costs

The Predecessor capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels.  Additionally, the Predecessor capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets.  Organization and start-up costs are expensed as incurred.  For the years ended December 31, 2010, 2009 and 2008, the Predecessor capitalized interest of $0, $2,977,101 and $3,829,267, respectively.

Assets Held for Sale

Assets held for sale are carried at the lower of cost or fair value, less costs to sell, and consist of land only at December 31, 2009.  Properties are classified as assets held for sale when they are under contract for sale, or otherwise probable that they will be sold within the next twelve months.  There are no assets that fit this classification at December 31, 2010.

Long-Lived Assets and Impairment

The Predecessor applies the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be disposed of to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Predecessor’s ongoing operations.

The Predecessor periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Predecessor would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists.  If an impairment exists, the Predecessor would determine the fair value by using quoted market prices or appraisals, if available for such assets, or if quoted market prices or appraisals are not available, the Predecessor would discount the expected future cash flows of such assets and adjust the carrying amount to fair value.

During 2009, the Predecessor determined that four land parcels were impaired and wrote them down to their fair value.  The carrying value of the assets exceeded fair value by $6,332,736, with fair value being determined by reference to the estimated quoted market prices of such assets (Level 3 Inputs) as further discussed in Note 4.  This impairment was a result of the Predecessor’s decision to stop development projects and attempt to sell the land.  The Predecessor also determined that the Courtyard in Memphis, TN was impaired by $1,173,100 due to the fact that its historical carrying value was higher than the hotel’s fair value due to recent economic distress on this particular hotel and market.  A total impairment loss of $7,505,836 was charged to operations in 2009. During 2010, the Predecessor, in conjunction with the termination of a contract for sale of land parcels, determined that another four land parcels were impaired and wrote them down to their fair value. An impairment loss of $6,475,684 was charged to operations in 2010.  The contracted sales price for each of these parcels was in excess of their carrying amounts.  Subsequent to the termination of the sales contract management determined the carrying amounts were no longer realizable.

Deferred Charges

These assets are carried at cost and consist of deferred financing fees and initial franchise fees.  Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight line method.  Amortization expense from continuing operations for the year ended December 31, 2010, 2009 and 2008 totaled $2,016,252, $2,222,336 and $2,222,188, respectively.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance and certain capital expenditures.  Funds may be disbursed from the account upon proof of expenditures and approval from the lenders.  See also Note 9.

Income Taxes

The Predecessor is a limited liability company and, as such, all federal taxable income of the limited liability company flows through and is taxable to the members of the Predecessor.  The Predecessor has adopted the provisions of FASB ASC 740, Income Taxes, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of December 31, 2010 and 2009, there were no unrecognized tax benefits.

The Predecessor will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  The Predecessor is no longer subject to Federal tax examinations by tax authorities for years before 2006.

The Predecessor has elected to pay state income taxes at the Predecessor level in all of the states in which it does business.  The Predecessor’s estimated state income tax expenses at current statutory rates were $202,163, $0 and $826,300, for the years ended December 31, 2010, 2009 and 2008, respectively.

Members’ Capital Contributions and Profit and Loss Allocations

The Predecessor is organized as a limited liability company and can issue to its members Class A, Class A-1, Class B and Class C units.

Approximate Sharing Ratios, as defined, are as follows:

	2010	2009	2008

Class A	42%	42%	45%
Class A-1	7	7	4
Class B	7	7	8
Class C	44	44	43

	100%	100%	100%

The limited liability company operating agreement provides that net profits are allocated to cover a 10% priority return to Class A members, 8% priority return to Class A-1 members, then the balance is allocated based on Sharing Ratios.  Net losses are allocated to members based on Sharing Ratios.

Only Class A and A-1 members contribute capital.  These members receive an 8% or 10% priority return on their capital contributions before distributions to other classes.  Class A and A-1 members may also receive additional operating distributions based on their Sharing Ratios.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Class A and A-1 members have voting rights on creation of new classes of membership, amendments to the Articles of Organization, and dissolution of the Predecessor.  Class A and A-1 memberships are sold in units of $100,000 each.  Class B members do not have voting rights and receive distributions in accordance with their Sharing Ratios after Class A and A-1 members have received their priority return.  The Class C member is The Summit Group, Inc. (SGI), a related party.  SGI has limited voting rights, in addition to the right to appoint members to the Board.  SGI, however, has significant authority to manage the hotel properties and acts as the Predecessor’s Manager.  SGI receives distributions in accordance with its Sharing Ratio after Class A and A-1 members have received their priority returns.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Costs paid for syndication are charged directly to equity against the proceeds raised.  The Predecessor’s operating agreement contains extensive restrictions on the transfer of membership interests.  In addition, the transferability of membership interests is restricted by federal and state law.  The membership interests may not be offered, sold, transferred, pledged, or hypothecated to any person without the consent of The Summit Group, Inc., a related party and 44% owner of the Predecessor through its holding of 100% of the outstanding Class C units.

The Predecessor will continue in existence until dissolved in accordance with the provisions of its operating agreement and has been funded through equity contributions of its owners.  As a limited liability company, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligation of the Predecessor.  The members are not obligated to restore capital deficits.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Predecessor are considered outstanding on the effective date of issue and are based on a $100,000 capital unit.

Noncontrolling Interests

Summit Group of Scottsdale, AZ, LLC has made distributions to noncontrolling members in excess of income allocations to those members.  Their excess is reflected in the consolidated balance sheets.

Concentrations of Credit Risk

The Predecessor grants credit to qualified customers generally without collateral, in the form of accounts receivable. The Predecessor believes its risk of loss is minimal due to its periodic evaluations of the credit worthiness of the customers.

Advertising and Marketing Costs

The Predecessor expenses all advertising and marketing costs as they are incurred. Total costs for the years ended December 31, 2010, 2009 and 2008 were $9,706,658, $9,015,388 and $9,588,243, respectively.  Of this total cost, $800,730, $880,534 and $846,971, represented general advertising expense for 2010, 2009 and 2008, respectively, and $8,905,928, $8,134,854 and $8,741,272, represented national media fees required by the hotel franchise agreements for 2010, 2009 and 2008, respectively.  These costs are reported as components of general, selling and administrative costs in the accompanying consolidated statements of operations.

Sales Taxes

The Predecessor has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Predecessor collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Predecessor’s accounting policy is to exclude the tax collected and remitted from revenues.

Revenue Recognition

The Predecessor’s hotel revenues are derived from room rentals and other sources, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue, restaurant and bar revenue, and parking and laundry services.  The Predecessor recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities.  The Predecessor believes that the credit risk with respect to trade receivables is limited, because approximately 90% of the Predecessor’s revenue is related to credit card transactions, which are typically reimbursed within 2-3 days.  Reserves for any uncollectible accounts, if material, are established for accounts that age beyond a predetermined acceptable period.  The Predecessor had not recorded any such reserves at December 31, 2010 and 2009.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), codified under Topic 810. Topic 810 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and also has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The provisions of Topic 810 were effective January 1, 2010. The adoption of Topic 810 did not have a material impact on the consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  This update is effective for interim and annual reporting periods beginning after December 15, 2009.  The Predecessor adopted this ASC update on January 1, 2010, and it had no material impact on the consolidated financial statements.

Future Adoption of Accounting Pronouncements

Certain provisions of ASU No. 2010-06 to ASC 820, Fair Value Measurements and Disclosures, related to separate line items for all purchases, sales, issuances, and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The Predecessor does not believe that this adoption will have a material impact on the financial statements or disclosures.

Fair Value

FASB ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.    FASB ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under Topic 820 are described below:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs reflecting the Predecessor’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonable available.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Our estimates of the fair value of financial instruments as of December 31, 2010 and 2009 were determined using available market information and appropriate valuation methods, including discounted cash flow analysis.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The Predecessor’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, and debt obligations.  The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.  At December 31, 2010 and 2009, the Predecessor’s long-term debt obligations consisted of fixed and variable rate debt that had a carrying value of $400,835,992 and $404,724,650, respectively, and a fair value, based on current market interest rates of $401,195,948 and $383,431,716, respectively.  The Predecessor has classified its long-term debt instruments as Level 2 in the hierarchy of FASB ASC 820 described above.  The Predecessor estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar terms.

NOTE 2 -	PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2010 and 2009, are comprised of the following:

	2010	2009

Prepaid insurance expense	$511,169	$781,144
Other prepaid expense	1,227,476	635,336

	$1,738,645	$1,416,480

NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Land	$89,887,265	$75,272,012
Hotel buildings and improvements	392,138,987	390,909,814
Furniture, fixtures and equipment	88,781,027	87,642,374
Construction in progress	-	8,551,354
	570,807,279	562,375,554
Less accumulated depreciation	104,796,502	79,607,953

	$466,010,777	$482,767,601

The construction in progress asset account consisted of 5 hotels under development which the Predecessor had anticipated to be constructed in 2011 and 2012.  However, the Predecessor has currently delayed all construction and is considering selling all extra parcels of land.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 4 -	ASSETS HELD FOR SALE

As a part of regular policy, the Predecessor periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.

During 2010, the Predecessor completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Predecessor believes are either non-core or no longer complement the business as required by FASB ASC 360.  As of December 31, 2010 and 2009, the Predecessor had no hotels that met the Predecessor’s criteria of held for sale classification.  The Predecessor had committed to sell six parcels of land that were originally purchased for development and thus those parcels of land were recorded as assets held for sale as of December 31, 2009.  A contract for sale on these parcels was terminated during 2010 and due to lack of marketability at this time, the land has been reclassified from assets held for sale as a sale is not probable within the next 12 months.

Assets held for sale at December 31, 2010 and December 31, 2009 are comprised of the following:

	2010	2009

Land	$-	$12,226,320

NOTE 5 -	OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2010 and 2009, are comprised of the following:

	2010	2009

Prepaid land lease	$3,588,195	$3,635,595
Seller financed notes receivable	423,797	438,584

	$4,011,992	$4,074,179

NOTE 6 -	DISCONTINUED OPERATIONS

The Predecessor has reclassified its consolidated financial statements of operations for the years ended December 31, 2009 and 2008, to reflect discontinued operations of five consolidated hotel properties sold or to be sold during these periods pursuant to the plan for hotel dispositions.  This reclassification has no impact on the Predecessor’s net income or the net income per share.  During 2008, the Predecessor sold three hotel properties located in Lewiston, ID; Jackson, MS; and Overland Park, KS and two hotel properties located in Kennewick, WA for approximately $28,575,000 with net proceeds of $27,775,000.  During 2009, the Predecessor sold two hotel properties located in Ellensburg, WA and St. Joesph, MO for approximately $6,810,000 with net proceeds of $6,342,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

	2009	2008

REVENUES	$1,133,690	$6,825,908

COSTS AND EXPENSES
Direct hotel operations	348,065	2,210,724
Other hotel operating expenses	135,122	813,490
General, selling and administrative	258,495	1,058,716
Repairs and maintenance	36,091	199,290
Depreciation and amortization	153,948	720,140
	931,721	5,002,360

INCOME FROM OPERATIONS	201,969	1,823,548

OTHER INCOME (EXPENSE)
Interest income	116	16,790
Interest (expense)	(39,100)	(556,342)
Gain (loss) on disposal of assets	1,301,823	8,994,599
	1,262,839	8,455,047

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$1,464,808	$10,278,595

BASIC AND DILUTED EARNINGS
PER $100,000 CAPITAL UNIT	$843	$6,611

NOTE 7 -	ACQUISITIONS

The Predecessor accounts for its acquisition of hotels as a business combination under the acquisition method of accounting.  Acquisition costs are expensed as incurred.  The Predecessor allocates the cost of the acquired property to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To determine fair value of the various components acquired, the Predecessor engages independent valuation consultants and other third-party real-estate appraisals as necessary.  The Predecessor allocates the purchase price of the acquired property based upon the relative fair values of the various components.  The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right.  Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill.

The Predecessor’s strategy is to pursue the acquisition of additional hotels under the investment parameters established in the Predecessor’s Operating Agreement.  The Predecessor has made no acquisitions during the years ended December 31, 2010 and 2009.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 8 -	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 2010 and 2009, are comprised of the following:

	2010	2009

Initial franchise fees	$2,596,042	$2,596,042
Deferred financing costs	9,443,365	8,204,003
	12,039,407	10,800,045
Less accumulated amortization	7,988,112	5,971,860

Total	$4,051,295	$4,828,185

Future amortization expense is expected to be approximately:

2011	$1,518,373
2012	595,532
2013	357,032
2014	285,249
2015	221,142
Thereafter	1,073,967

$4,051,295

NOTE 9 -	RESTRICTED CASH

Restricted cash as of December 31, 2010 and 2009 is comprised of the following:

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2010	2009

National Western Life	$-	$-	$-	$-	$31,178
Wells Fargo (Lehman)	459,723	92,155	733,035	1,284,913	1,598,286
Bank of the Ozarks	11,000	2,800	8,102	21,902	-
Capmark (ING)	139,245	-	-	139,245	128,504
Capmark (ING)	235,576	-	-	235,576	145,061
Capmark (ING)	165,810	-	-	165,810	83,473
Capmark (ING)	85,822	-	-	85,822	99,741

	$1,097,176	$94,955	$741,137	$1,933,268	$2,086,243

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

The Predecessor has financing arrangements under which an agreed upon percentage of gross income is required to be deposited into a special reserve account for future replacements of furniture, fixtures and equipment.  Some financing arrangements also include provisions that restricted cash must be maintained in escrow for property taxes and insurance.  Funds may be disbursed from the account upon proof of expenditures and approval from the lender.

NOTE 10 -	ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Accrued sales and other taxes	$5,594,053	$5,238,690
Accrued salaries and benefits	1,834,861	1,400,729
Accrued interest	1,799,693	1,303,999
Other accrued expenses	1,863,524	1,238,595

	$11,092,131	$9,182,013

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 11 -	DEBT OBLIGATIONS

The Predecessor's debt obligations at December 31, 2010 and 2009 are as follows:

			Maturity/
		Interest	Earliest Call
Payee		Rate	Date	2010	2009

Lehman Brothers Bank	a)	Fixed (5.4025%)	1/11/2012	$76,829,078	$78,980,016

ING Investment Management	b)	Fixed (5.60%)	1/1/2012	28,901,411	30,088,766
	c)	Fixed (6.10%)	7/1/2012	29,321,614	30,416,427
	d)	Fixed (6.61%)	11/1/2013	6,235,813	6,412,683
	e)	Fixed (6.34%)	7/1/2012	7,896,366	8,122,717
				72,355,204	75,040,593

National Western Life Insurance	f)	Fixed (8.0%)	1/1/2015	13,631,222	14,000,000

Chambers Bank	g)	Fixed (6.5%)	6/24/2012	1,594,177	1,669,020

Bank of the Ozarks	h)	Variable (6.75% at 12/31/10	6/29/2012	6,435,774	5,794,427
		and 6.75% at 12/31/09)

MetaBank	i)	Variable (5.0% at 12/31/10	3/1/2012	7,286,887	7,450,000
		and 5.0% at 12/31/09)

BNC National Bank	j)	Fixed (5.01%)	11/1/2013	5,719,872	5,910,962
	k)	Variable (3.0% at 12/31/10	4/1/2016	5,814,136	5,755,882
		and 3.0% at 12/31/09)		11,534,008	11,666,844

Marshall & Ilsley Bank	l)	Variable (5.0% at 12/31/10	6/30/2011	9,895,727	9,895,727
		and 4.13% at 12/31/09)	3/31/2011	11,524,451	11,524,451
				21,420,178	21,420,178

General Electric Capital Corp.	m)	Variable (2.05% at 12/31/10	4/1/2018	8,685,517	9,122,315
		and 2.0% at 12/31/09)
	n)	Variable (2.1% at 12/31/10	3/1/2019	11,033,293	11,300,000
		and 2.05% at 12/31/09)
	o)	Variable (2.85% at 12/31/10	4/1/2014	11,182,794	11,400,000
		and 2.8% at 12/31/09)		30,901,604	31,822,315

Fortress Credit Corp.	p)	Variable (10.75% at 12/31/10	3/5/2011	86,722,869	83,524,828
		and 5.98% at 12/31/09)

First National Bank of Omaha	q)	Variable (5.5% at 12/31/10	7/31/2011	18,774,418	20,400,000
		and 5.5% at 12/31/09)

First National Bank of Omaha	q)	Variable (5.25% at 12/31/10	7/1/2013	15,588,572	16,081,630
		and 5.25% at 12/31/09)

First National Bank of Omaha	q)	Variable (5.25% at 12/31/10	2/1/2014	8,646,361	8,771,867
		and 5.25% at 12/31/09)

Bank of Cascades	r)	Variable (6.0% at 12/31/10	9/30/2011	12,623,347	12,445,888
		and 6.0% at 12/31/09)

Compass Bank	s)	Variable (4.5% at 12/31/10	5/17/2018	16,492,293	15,657,044
		and 4.5% at 12/31/09)

Total long-term debt				400,835,992	404,724,650

Less current portion				(147,612,930)	(134,370,900)

Total long-term debt, net of current portion				$253,223,062	$270,353,750

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

a) In 2004, the Predecessor secured a permanent loan with Lehman Brothers Bank secured by 27 of our hotels in the amount of $88,000,000.  The interest rate is fixed at 5.4% and the loan matures in January 2012.  The monthly principal and interest payment is $535,285.  This loan was repaid in full during the first quarter of 2011. See Note 18.

b) In 2005, the Predecessor obtained a permanent loan with ING Investment Management secured by six hotels in the amount of $34,150,000.  This loan carries an interest rate of 5.6% and matures in July 1, 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.  Proceeds were used to refinance other short and long-term debt related to the secured hotels.  The monthly principal and interest payment is $236,843.

c) In 2006, the Predecessor obtained a permanent loan with ING Investment Management secured by nine hotels in the amount of $36,600,800.  This loan carries an interest rate of 6.1% and matures in July 2012.  Proceeds were used to refinance other short and long-term debt related to the secured hotels.  The monthly principal and interest payment is $243,328.

d) On November 1, 2006, the Predecessor entered into a loan with ING Investment Management.  The loan was for construction of the Residence Inn in Jackson, MS.  The loan for $6,600,000 has a fixed rate of 6.61% and a maturity date of November 1, 2028, with a call option on November 1, 2013.  The monthly principal and interest payment is $49,621.

e) On December 22, 2006, the Predecessor entered into a loan with ING Investment Management for the construction of the Hilton Garden Inn in Ft. Collins, CO.  The loan was for $8,318,000 and has a fixed rate of 6.34% and matures on July 1, 2012.  The monthly principal and interest is $61,236.

f) On December 8, 2009, the Predecessor entered into two loans with National Western Life Insurance Predecessor in the amounts of $8,650,000 and $5,350,000 to refinance the JP Morgan debt on the two Scottsdale, AZ hotels.  The loans carry a fixed rate of 8.0% and mature on January 1, 2015.  The monthly principal and interest payment is $125,756.

g) In 2003, the Predecessor entered into a loan with Chambers Bank in the amount of $2,100,000 to purchase the Aspen Hotel in Ft. Smith, AR.  The loan carries a fixed rate of 6.5% and matures on June 24, 2012.  The monthly principal and interest payment is $15,644.

h) On June 29, 2009, the Predecessor entered into a loan with Bank of the Ozarks in the amount of $10,816,000 to fund construction of the hotel located in Portland, OR.  The loan carries a variable interest rate of 90 day LIBOR plus 400 basis points with a floor of 6.75% and matures on June 29, 2012. The loan requires interest only payments monthly until 2011.  The monthly principal and interest payment thereafter is approximately $60,840.

i) On March 10, 2009, the Predecessor entered into a loan modification agreement with MetaBank in the amount of $7,450,000 with respect to the loan secured by the Boise, ID Cambria Suites.  The loan modification extended the maturity date to March 1, 2012.  The loan has a variable interest rate of Prime, with a floor of 5%.  The monthly principal and interest is $30,811.

j) On May 10, 2006, the Predecessor entered into a loan with BNC National Bank in the amount of $7,120,000 to fund construction of the Hampton Inn in Ft. Worth, TX.  The loan has a fixed rate of 5.01% and matures on November 1, 2013.  The monthly principal and interest payment is $40,577.

k) On October 1, 2008, the Predecessor entered into a loan with BNC National Bank in the amount of $6,460,000 to fund the land acquisition and hotel construction of the Holiday Inn Express located in Twin Falls, ID.  The loan carries a variable interest rate of Prime minus 25 basis points and matures April 1, 2016.  The loan requires interest only payments monthly.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

l) On July 25, 2006, the Predecessor secured two semi-permanent loans from M&I Bank to finance construction of the Cambria Suites and Hampton Inn in Bloomington, MN.  The maximum principal available was $24,500,000.  The variable interest rate loan is based on LIBOR plus 390 basis points.  The loans were extended on December 31, 2010, with an interest rate floor of 5.0% and mature on March 31, 2011 and June 30, 2011.  The loan requires interest only payments monthly.  This loan was repaid in full during the first quarter of 2011. See Note 18.

m) On April 30, 2007, the Predecessor entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO.  The loan carries a variable interest rate of LIBOR plus 175 basis points and matures April 1, 2018.  The monthly principal and interest payment is $53,842.

n) On August 15, 2007, the Predecessor entered into a loan with General Electric Capital Corporation in the amount of $11,300,000 to fund construction of the Cambria Suites in Baton Rouge, LA.  The loan carries a variable interest rate of LIBOR plus 180 basis points and matures in March 2019.  The monthly principal and interest payment is $49,709.

o) On February 29, 2008, the Predecessor entered into a loan with General Electric Capital Corporation in the amount of $11,400,000 to fund the land acquisition and construction of the hotel located in San Antonio, TX.  The loan carries a variable interest rate of 90 day LIBOR plus 255 basis points and matures in April, 2014.  The monthly principal and interest payment is $54,639.

p) On March 5, 2007, the Predecessor closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties.  The loan is in the amount of $99,700,000.  The note carries a variable interest rate of 30-day LIBOR plus 875 basis points.  The maturity date of the note is March 5, 2011.  The recent extension was for a period of one year, with an option for an additional six month extension contingent on meeting certain requirements. The loan requires interest only payments monthly. This loan was repaid in full during the first quarter of 2011. See Note 18.

q)  The Predecessor has a credit pool agreement with the First National Bank of Omaha providing the Predecessor with medium-term financing.  The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement.  Interest on unpaid principal is payable monthly at a rate of LIBOR plus 4.0% and a floor of between 5.25% and 5.50%.  Three notes totaling $18,774,418 mature on July 31, 2011 and require monthly principal and interest payments of $130,183.  Two notes totaling $15,588,572 require monthly principal and interest payments of $105,865 and mature on July 1, 2013.  The note for $8,646,361 requires a monthly principal and interest payment of $46,072 and matures on February 2, 2014.  This loan was repaid in full during the first quarter of 2011. See Note 18.

r) On October 3, 2008, the Predecessor entered into a loan with Bank of the Cascades in the amount of $13,270,000 to fund the land acquisition and hotel construction of the Residence Inn located in Portland, OR.  The loan carries a variable interest rate of Prime, with a floor of 6%, and matures September 30, 2011.  The loan requires interest only payments monthly.

s) On September 17, 2008, the Predecessor entered into a loan with Compass Bank in the amount of $19,250,000 to fund the land acquisition and hotel construction of the Courtyard by Marriott located in Flagstaff, AZ.  The loan carries a variable interest rate of Prime minus 25 basis points, with a floor of 4.5%, and matures May 17, 2018.  The loan requires interest only payments monthly.

As of December 31, 2010, the Predecessor has approximately $147,612,930 in long-term notes due in the next twelve months, of which $139,540,812 represents maturing debt and $8,072,118 represents other scheduled principal payments.  The Predecessor intends to pay scheduled principal payments with available cash flow from operations.  In addition, $126,917,131 of the maturing debt was repaid with proceeds from the initial public offering described in Note 18.  The Predecessor intends to extend the terms of the other note for $12,623,347 maturing in the next twelve months.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Maturities of long-term debt for each of the next five years are estimated as follows:

2011	$147,612,930
2012	154,587,497
2013	25,493,032
2014	18,998,648
2015	13,103,939
Thereafter	41,039,946

$400,835,992

At December 31, 2010 and 2009, the Predecessor owned 65 and 64 properties, respectively, that were pledged as collateral on various credit agreements, as well as accounts receivable. Some of the credit agreements were also guaranteed by the affiliated members of the Predecessor and certain affiliated entities. Significant covenants in the credit agreements require the Predecessor to maintain minimum debt service coverage ratios.  The weighted average interest rate for all borrowings was 5.70% and 5.40% at December 31, 2010 and 2009, respectively.

NOTE 12 -   LINES OF CREDIT AND NOTES PAYABLE

The Predecessor has a line-of-credit agreement with the First National Bank of Omaha providing the Predecessor with short-term financing up to $28,200,000 on a revolving basis.  Interest on unpaid principal is payable monthly at a rate equal to LIBOR plus 4.0%, with a floor of 5.5%.  The amount of outstanding on this line-of-credit was $19,601,215 and $21,457,943 at December 31, 2010 and 2009, respectively, which also represents the maximum amount of borrowings during the year.  This line-of-credit was repaid in full during the first quarter of 2011.  See Note 18.

NOTE 13 -   MEMBERS’ EQUITY

The Predecessor was formed on January 8, 2004.  As specified in the Predecessor’s Operating Agreement, the Predecessor has four classes of membership capital units authorized:  Class A, A-1, B and C.

On October 21, 2008, the Predecessor issued a “Confidential Private Placement Memorandum” (PPM) for the purpose of offering additional equity interests to investors.  The PPM offered up to $100,000,000 of Class A-1 membership units.  During the period ended December 31, 2008, the Predecessor issued 63.25 units in connection with this offering.  The Predecessor received proceeds of the offering (net of expenses) of $5,614,466.   For the period ended December 31, 2009, the Predecessor issued 241.33 units in connection with the offering.  The Predecessor received proceeds of the offering (net of expenses) of $22,123,951.  The offering closed on October 20, 2009.

NOTE 14 -   FRANCHISE AGREEMENTS

The Predecessor operates hotels under franchise agreements with various hotel companies expiring through 2025. The franchise agreements are for 3-20 year terms. Under the franchise agreements, the Predecessor pays royalties of 2.5% to 5.0% of room revenues and national advertising and media fees of 3% to 4% of total room revenues.

For the years ended December 31, 2010, 2009 and 2008, the Predecessor incurred royalties of $6,081,357, $5,402,948 and $6,172,495, respectively, and advertising and national media fees of $8,905,928, $8,134,854 and $8,741,272, respectively.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

The franchise agreements include restrictions on the transfer of the franchise licenses and the sale or lease of the hotel properties without prior written consent of the franchisor.

NOTE 15 -   BENEFIT PLANS

The Predecessor has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. Discretionary matching Predecessor contributions of $69,385 were made in the year ended December 31, 2008.  The Plan was changed to a Safe Harbor Plan effective for the 2008 calendar year.  This Plan requires a mandatory employer contribution.  Therefore, the Predecessor accrued $137,135 for employer contributions for the 2008 calendar year.  The plan was converted back to a discretionary match during the fourth quarter 2009.  Therefore, the employer contributions expense for the years ended December 31, 2010 and 2009 was $0 and $116,020.

NOTE 16 -   COMMITMENTS AND CONTINGENCIES

The Predecessor leases land for two of its Ft. Smith properties under the terms of operating ground lease agreements expiring August 2022 and May 2030.  The Predecessor has options to renew the leases for periods that range from 5-30 years.  The Predecessor also has a prepaid land lease on the Portland hotels with a remaining balance of $3,588,195 on December 31, 2010.  This lease expires in June 2084.  Total rent expense for these three leases for the years ended December 31, 2010, 2009 and 2008 was $229,394, $321,916 and $235,549, respectively.

Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2011	$233,351
2012	237,426
2013	241,624
2014	245,948
2015	250,401
Thereafter	6,475,348

$7,684,098

NOTE 17 -   RELATED PARTY TRANSACTIONS

Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Predecessor.  The agreement provides for the Predecessor to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties.  Pursuant to the management agreement, at no time will the reimbursed management expenses exceed 4.5% of annual gross revenues.  For the periods ended December 31, 2010, 2009 and 2008, the Predecessor paid reimbursed management expenses of $3,348,065, $2,894,078 and $4,186,593, respectively, and reimbursed accounting services of $651,125, $589,012 and $626,685, respectively.  The Predecessor also reimbursed for maintenance and purchasing services of $269,623, $530,457 and $641,526, for the periods ended December 31, 2010, 2009, and 2008, respectively.  These expenses are reflected within general, selling and administrative expenses in the accompanying statements of operations.  At December 31, 2010 and 2009, the Predecessor had accounts payable of $383,365 and $252,113, respectively, to The Summit Group, Inc.  The Predecessor cannot remove The Summit Group, Inc. as its manager except for cause as specified in the agreement.  The management agreement was assigned by The Summit Group, Inc. to a third-party hotel management company during the first quarter of 2011 in connection with the Reorganization Transaction discussed in Note 18 below.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

As of December 31, 2010 and 2009, the Predecessor had accounts payable to The Summit Group, Inc. for $387,701 and $242,135 relating to reimbursement and development expenses, respectively.  The Predecessor reimbursed The Summit Group, Inc. for development expenses in the amount of $0 and $1,300,000 for the years ended December 31, 2010 and 2009, respectively.

In 2008, the Predecessor issued a private placement memorandum (PPM) for the purpose of offering additional equity interests to investors.  Summit Capital Partners, LLC (SCP), a related party through common ownership and management control, brokered securities related to the PPM for the company.  For the year ended December 31, 2008, capital contributions of $6,325,000 (cash proceeds received net of expenses equaled $5,614,466) was raised with the assistance of SCP.  Commission expense paid to SCP for the year ended December 31, 2008 was $206,625.  For the year ended December 31, 2009, capital contributions of $24,133,000 (cash proceeds received net of expenses equaled $22,123,951) was raised with the assistance of SCP.  Commission expense paid to SCP for the year ended December 31, 2009 was $570,600.

NOTE 18 -   SUBSEQUENT EVENTS

On February 14, 2011, Summit Hotel Properties, Inc. (“SHP Inc.”) closed its initial public offering (the “IPO”) of 26,000,000 shares of common stock and its concurrent private placement to an affiliate of InterContinental Hotels Group (“IHG”) of 1,274,000 shares of common stock.

Effective February 14, 2011, SHP OP and the Predecessor completed the merger of the Predecessor with and into SHP OP (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in SHP OP (“Common Units”), and the members of the Predecessor were admitted as limited partners of SHP OP. Also effective February 14, 2011, The Summit Group, Inc. contributed its 36% Class B membership interest in Scottsdale to SHP OP in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Scottsdale to SHP OP in exchange for 31,179 Common Units.

For accounting and financial reporting purposes, the Predecessor is considered the acquiror in the Merger. As a result, the historical consolidated financial statements of the Predecessor will be presented as the historical consolidated financial statements of SHP Inc. and SHP OP after completion of the Merger and the contributions of the Class B and C membership interests in Scottsdale to SHP OP (collectively, the “Reorganization Transaction”).

As a result of the Reorganization Transaction, SHP Inc. acquired, through SHP OP and its subsidiaries, sole ownership of the 65 hotels in its initial portfolio. In addition, SHP Inc., through SHP OP and its subsidiaries, assumed the liabilities, including indebtedness, of the Predecessor and its subsidiaries.

Net proceeds received by SHP Inc. and SHP OP from the IPO and the concurrent private placement were $238,426,995, after deducting the underwriting discount related to the IPO of $17,745,000 and the payment of organization and offering expenses of approximately $8,880,000.  SHP Inc. contributed the net proceeds of the IPO and the concurrent private placement to SHP OP in exchange for Common Units.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

As of March 31, 2011, SHP, Inc. had used an aggregate of approximately $232.5 million of the net proceeds of the IPO and the concurrent private placement as follows:
●	approximately $227.2 million to reduce outstanding mortgage indebtedness and pay associated costs, as follows:
o	approximately $89.3 million to repay in full a loan with Fortress Credit Corp., including approximately $2.1 million of exit fees, interest and legal fees;
o	approximately $78.2 million to repay in full a loan originally made by Lehman Brothers Bank, including approximately $1.4 million to pay an extinguishment premium and other transaction costs;
o	approximately $21.4 million to repay in full two loans with Marshall & Isley Bank; and
o	approximately $38.3 million to repay in full two loans with First National Bank of Omaha; and
●	approximately $5.3 million to fund a capital expenditure reserve account under the hotel management agreement with Interstate.

NOTE 19 -   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2010, 2009 and 2008 is summarized below.  The sum of the quarterly earnings (loss) per unit amounts may not equal the annual earnings per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

	Three Months Ended
					Year Ended
	3/31	6/30	9/30	12/31	12/31

2010:
Total revenue	$31,363	$35,849	$37,601	$30,822	$135,635
Net income (loss) from continuing
operations	(3,404)	(1,998)	(1,251)	(14,065)	(20,718)
Net income (loss) before income taxes	(3,404)	(1,998)	(1,251)	(14,065)	(20,718)
State income tax (expense) benefit	(152)	(76)	(45)	71	(202)
Net income (loss) attributable to SHP LLC	$(3,556)	$(2,074)	$(1,296)	$(13,994)	$(20,920)

Net income (loss) per unit:	$(1,913)	$(1,115)	$(697)	$(7,526)	$(11,251)

2009:
Total revenue	$29,301	$31,293	$32,211	$28,395	$121,200
Net income (loss) from continuing
operations	(1,698)	(1,619)	(6,914)	(7,548)	(17,779)
Income (loss) from discontinued operations	104	1,697	(336)	-	1,465
Net income (loss) before income taxes	(1,594)	78	(7,250)	(7,548)	(16,314)
State income tax (expense) benefit	-	-	20	(20)	-
Net income (loss)	(1,594)	78	(7,230)	(7,568)	(16,314)
Net income (loss) attributable to
noncontrolling interest	(123)	(63)	393	(207)	-
Net income (loss) attributable to SHP LLC	$(1,471)	$141	$(7,623)	$(7,361)	$(16,314)

Net income (loss) per unit:	$(894)	$82	$(4,422)	$(4,158)	$(9,392)

2008:
Total revenue	$32,381	$35,556	$38,018	$29,152	$135,107
Net income (loss) from continuing
operations	459	2,688	5,337	(4,473)	4,011
Income (loss) from discontinued operations	290	1,751	8,048	189	10,278
Net income (loss) before income taxes	749	4,439	13,385	(4,284)	14,289
State income tax (expense) benefit	-	(309)	(895)	378	(826)
Net income (loss)	749	4,130	12,490	(3,906)	13,463
Net income (loss) attributable to
noncontrolling interest	244	73	(158)	225	384
Net income (loss) attributable to SHP LLC	$505	$4,057	$12,648	$(4,131)	$13,079

Net income (loss) per unit:	$325	$2,609	$8,135	$(2,657)	$8,412

SUMMIT HOTEL PROPERTIES, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

(in thousands)

			Initial Cost			Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt Allocated
Atlanta, GA	Hyatt Place	2006	$ 1,154	$ 9,605	$ 2,938	$ 1,154	$ 12,543	$ 13,697	$ (3,074)	$ 10,623	$ 13,658
Baton Rouge, LA	Cambria Suites	2008	1,100	14,063	38	1,100	14,101	15,201	(1,826)	13,375	13,050
Baton Rouge, LA	Fairfield Inn by Marriott	2004	345	3,057	355	345	3,412	3,757	(1,122)	2,635	1,851
Baton Rouge, LA	SpringHill Suites by Marriott	2004	448	3,729	574	448	4,303	4,751	(1,382)	3,369	2,147
Baton Rouge, LA	TownePlace Suites	2004	259	3,743	587	259	4,330	4,589	(1,446)	3,143	2,746
Bellevue, WA	Fairfield Inn by Marriott	2004	2,705	12,944	417	2,705	13,361	16,066	(3,231)	12,835	9,350
Bloomington, MN	Cambria Suites	2007	1,658	14,071	15	1,658	14,086	15,744	(2,360)	13,384	10,466
Bloomington, MN	Hampton Inn	2007	1,658	14,596	43	1,658	14,639	16,297	(2,454)	13,843	13,179
Boise, ID	Fairfield Inn by Marriott	2004	564	2,874	143	564	3,017	3,581	(892)	2,689	2,685
Boise, ID	Hampton Inn	2004	597	3,295	1,344	1,335	3,901	5,236	(1,050)	4,186	2,924
Boise, ID	Holiday Inn Express	2005	1,038	2,422	4	780	2,684	3,464	(950)	2,514	2,457
Boise, ID	Cambria Suites	2007	1,934	10,968	(336)	1,299	11,267	12,566	(3,266)	9,300	11,700
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	388	1,042	3,877	4,919	(1,113)	3,806	3,047
Charleston, WV	Comfort Suites	2004	907	2,903	357	907	3,260	4,167	(983)	3,184	2,685
Denver, CO	Fairfield Inn by Marriott	2004	1,566	6,783	263	1,566	7,046	8,612	(2,037)	6,575	5,802
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	31	1,076	11,110	12,186	(1,867)	10,319	10,367
Denver, CO	Hampton Inn	2004	1,125	3,678	699	1,125	4,377	5,502	(1,755)	3,747	5,062
El Paso, TX	Hampton Inn	2005	2,055	10,745	1,111	2,055	11,856	13,911	(3,671)	10,240	7,656
Emporia, KS	Fairfield Inn by Marriott	2004	320	2,436	100	320	2,536	2,856	(797)	2,059	1,314
Emporia, KS	Holiday Inn Express	2004	292	2,840	342	292	3,182	3,474	(915)	2,559	1,733
Flagstaff, AZ	Courtyard by Marriott	2009	3,353	20,785	-	3,353	20,785	24,138	(1,362)	22,776	22,171
Flagstaff, AZ	SpringHill Suites by Marriott	2008	1,398	9,352	4,847	1,398	14,199	15,597	(1,789)	13,808	8,576
Ft. Collins, CO	Hampton Inn	2004	738	4,363	189	738	4,552	5,290	(1,281)	4,009	2,567
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	51	1,300	11,855	13,155	(2,659)	10,496	10,830
Ft. Myers, FL	Hyatt Place	2009	3,608	16,583	-	3,608	16,583	20,191	(1,418)	18,773	5,048
Ft. Smith, AR	Comfort Inn	2004	-	3,718	239	-	3,957	3,957	(1,105)	2,852	2,860
Ft. Smith, AR	Aspen Hotel	2004	223	3,189	496	223	3,685	3,908	(1,503)	2,405	1,594
Ft. Smith, AR	Hampton Inn	2005	-	12,401	780	-	13,181	13,181	(3,080)	10,101	8,675
Ft. Wayne, IN	Hampton Inn	2006	786	6,564	655	786	7,219	8,005	(1,758)	6,247	4,864
Ft. Wayne, IN	Residence Inn by Marriott	2006	914	6,736	604	914	7,340	8,254	(1,690)	6,564	6,534
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	35	1,500	8,219	9,719	(1,591)	8,128	8,163
Ft. Worth, TX	Comfort Suites	2004	553	2,698	424	553	3,122	3,675	(957)	2,718	1,135
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	801	1,860	6,249	8,109	(1,783)	6,326	6,756
Germantown, TN	Fairfield Inn by Marriott	2005	767	2,700	354	767	3,054	3,821	(898)	2,923	2,326
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	560	1,083	5,760	6,843	(1,526)	5,317	3,557
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	812	1,301	8,134	9,435	(2,381)	7,054	8,832
Jackson, MS	Staybridge Suites	2007	698	8,454	99	698	8,553	9,251	(1,330)	7,921	10,025
Jacksonville, FL	Aloft	2009	1,700	15,775	-	1,700	15,775	17,475	(1,249)	16,226	16,704
Lakewood, CO	Fairfield Inn by Marriott	2004	521	2,433	155	521	2,588	3,109	(835)	2,274	1,052
Lakewood, CO	Comfort Suites	2004	547	2,416	110	547	2,526	3,073	(752)	2,321	1,065
Las Colinas, TX	Hyatt Place	2007	781	5,729	1,663	781	7,392	8,173	(2,101)	6,072	7,778
Las Colinas, TX	Holiday Inn Express	2007	912	6,689	1,587	898	8,290	9,188	(2,112)	7,076	11,138
Lewisville, TX	Fairfield Inn by Marriott	2004	465	2,954	400	465	3,354	3,819	(1,034)	2,785	2,241
Lithia Springs, GA	SpringHill Suites by Marriott	2004	480	3,572	423	480	3,995	4,475	(1,354)	3,121	-
Little Rock, AR	SpringHill Suites by Marriott	2004	879	3,431	378	879	3,809	4,688	(1,341)	3,347	2,746
Medford, OR	Hampton Inn	2004	1,230	4,788	458	1,230	5,246	6,476	(1,385)	5,091	4,030
Memphis, TN	Courtyard by Marriott	2005	686	5,814	(532)	546	5,422	5,968	(1,639)	4,329	4,231
Missoula, MT	Comfort Inn	2004	690	2,672	103	690	2,775	3,465	(751)	2,714	2,025
Missoula, MT	Courtyard by Marriott	2005	650	5,785	54	650	5,839	6,489	(1,922)	4,567	4,929
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	434	777	4,010	4,787	(1,385)	3,402	2,449
Portland, OR	Hyatt Place	2009	-	16,713	-	-	16,713	16,713	(1,190)	15,523	11,889
Portland, OR	Residence Inn by Marriott	2009	-	16,409	-	-	16,409	16,409	(1,183)	15,226	15,664
Provo, UT	Hampton Inn	2004	909	2,862	339	909	3,201	4,110	(1,038)	3,072	1,903
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	8	1,050	10,048	11,098	(2,104)	8,994	8,141
Salina, KS	Comfort Inn	2004	984	1,650	77	984	1,727	2,711	(543)	2,168	1,734
Salina, KS	Fairfield Inn by Marriott	2004	499	1,744	110	499	1,854	2,353	(641)	1,712	2,030
San Antonio, TX	Cambria Suites	2008	2,497	12,833	-	2,497	12,833	15,330	(1,711)	13,619	15,535
Sandy, UT	Holiday Inn Express	2004	720	1,768	951	720	2,719	3,439	(1,022)	2,417	2,499
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	692	3,225	10,844	14,069	(3,445)	10,624	8,422
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	528	2,195	7,648	9,843	(2,408)	7,435	5,209
Spokane, WA	Fairfield Inn by Marriott	2004	1,637	3,669	275	1,637	3,944	5,581	(1,222)	4,359	3,292
Twin Falls, ID	Comfort Inn & Suites	2004	822	7,473	925	822	8,398	9,220	(2,231)	6,989	6,268
Twin Falls, ID	Holiday Inn Express	2009	1,212	7,464	4	1,212	7,468	8,680	(934)	7,746	8,195
Twin Falls, ID	Hampton Inn	2004	710	3,482	54	710	3,536	4,246	(1,261)	2,985	3,741
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	1,123	1,198	7,222	8,420	(1,701)	6,719	4,841
Land Parcels			19,911	-	384	20,295	-	20,295	-	20,295	22,294
			$ 89,812	$ 449,933	$ 31,062	$ 89,887	$ 480,920	$ 570,807	$ (104,796)	$ 466,011	$ 420,437

SUMMIT HOTEL PROPERTIES, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

	ASSET BASIS	Total
( a )	Balance at January 1, 2008	$469,627,125
	Additions to land, buildings and improvements	74,999,095
	Disposition of land, buildings and improvements	(23,370,890)
	Impairment loss	-
	Balance at December 31, 2008	$521,255,330
	Additions to land, buildings and improvements	67,841,533
	Disposition of land, buildings and improvements	(6,989,153)
	Impairment loss	(7,505,836)
	Balance at December 31, 2009	$574,601,874
	Additions to land, buildings and improvements	2,769,879
	Disposition of land, buildings and improvements	(88,790)
	Impairment loss	(6,475,684)
	Balance at December 31, 2010	$570,807,279

	ACCUMULATED DEPRECIATION	Total
( b )	Balance at January 1, 2008	$43,132,920
	Depreciation for the period ended December 31, 2008	20,431,253
	Depreciation on assets sold or disposed	(4,203,113)
	Balance at December 31, 2008	$59,361,060
	Depreciation for the period ended December 31, 2009	21,902,729
	Depreciation on assets sold or disposed	(1,655,836)
	Balance at December 31, 2009	$79,607,953
	Depreciation for the period ended December 31, 2010	25,234,526
	Depreciation on assets sold or disposed	(45,977)
	Balance at December 31, 2010	$104,796,502

( c )	The aggregrate cost of land, buildings, furniture and equipment for Federal income tax purposes is aproximately $557 million.

( d )	Depreciation is computed based upon the following useful lives:
	Buildings and improvements 27-40 years
	Furniture and equipment 2-15 years

( e )	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 11
	to the consoldiated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Summit Hotel Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, Inc. as of December 31, 2010. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit of a balance sheet also includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the consolidated balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Summit Hotel Properties, Inc. as of December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/ s / KPMG LLP

Omaha, Nebraska
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Partners
Summit Hotel OP, LP:

We have audited the accompanying consolidated balance sheet of Summit Hotel OP, LP as of December 31, 2010. This consolidated financial statement is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet also includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Summit Hotel OP, LP as of December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/ s / KPMG LLP

Omaha, Nebraska
March 31, 2011

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010

Summit Hotel Properties, Inc.
Consolidated Balance Sheet
December 31, 2010

Assets

Cash and total assets	$1,000

Liabilities and Stockholders' Equity

Liabilities	$—

Stockholders' Equity
Common Stock, par value $0.01 per share; 1,000 shares
authorized, issued and outstanding	10
Additional paid in capital	990
Retained Earnings	—

Total Stockholders' Equity	1,000

Total Liabilities and Stockholders' Equity	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010

Summit Hotel OP, LP
Consolidated Balance Sheet
December 31, 2010

Assets

Cash and total assets	$100

Liabilities and Partners' Equity

Liabilities	$—

Partners' Equity
General Partner's Equity	1
Limited Partners' Equity	99
Retained Earnings	—

Total Partners' Equity	100

Total Liabilities and Partners' Equity	$100

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation to own, through both general and limited partner interests, Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,234,000 shares of common stock. Effective February 14, 2011, Summit Hotel Properties, LLC (the “Predecessor”) was merged with and into the Predecessor. At the effective time of the merger, the outstanding membership interests in the Operating Partnership were converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in the Operating Partnership (“Common Units”). Also effective February 14, 2011, The Summit Group, the parent company of the Predecessor, contributed its 36% Class B membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 74,829 Common Units, and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units. Net proceeds received from the offering were $247,306,995. These proceeds were used to pay IPO related expenses of approximately $8,880,000, debt of the Predecessor of approximately $223,559,215, and $3,692,550 of expenses related to the payoff/prepayment of the Predecessor’s debt, with the remainder used for operating capital or necessary capital improvements. The Predecessor’s real estate investment portfolio consists of 65 upscale and midscale without food and beverage hotels with a total of 6,533 guestrooms located in small, mid-sized and suburban markets throughout the United States in 19 states.  The hotels will be leased to the Operating Partnership’s wholly owned taxable REIT subsidiary, Summit Hotel TRS, Inc. (“TRS Lessee”), a Delaware corporation, and its wholly-owned subsidiaries.

The Company has had no operations since its organization.

Note 2 – Income Taxes

The Company intends to elect and qualify as a real estate investment trust, or REIT, under Sections 856 and 859 of the Internal Revenue Code, as amended, commencing with the taxable year ending December 31, 2011.  Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement to distribute at least 90% its taxable income.  In general, a REIT meeting those requirements will not be subject to federal income tax to the extent of the income it distributes.  The Company may still be subject to state and local taxes on its income, and to federal income tax on our undistributed income.  Additionally, any income earned by our TRS Lessee, a taxable C-corporation, will be fully subject to federal, state and local corporate income tax.  If the Company fails to qualify as a REIT, the Company will be subject to federal income tax on its taxable income at regular corporate rates.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Articles of Amendment and Restatement of Summit Hotel Properties, Inc.
3.2
Certificate of Limited Partnership of Summit Hotel OP, LP, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form 8-A filed by Summit Hotel OP, LP on February 11, 2011)

3.3
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1
Form of Transition Services Agreement between The Summit Group, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on January 28, 2011)*

10.2
Tax Protection Agreement, dated February 10, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.3
Transition Services Agreement, dated February 14, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.4
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.5
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.6
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.7
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.8
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.9
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.10
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.11
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.12
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Ryan A. Bertucci (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.13	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.14
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.15
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.16
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.17
First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.18
Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.19
Construction Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 (loan in the original principal amount of $19.25 million) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.20†	Second Amended and Restated Loan Agreement (Credit Pool) between Summit Hotel Properties, LLC and First National Bank of Omaha entered into August 19, 2010
10.21	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.22
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.23
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.24
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.25
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

21.1
List of Subsidiaries of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on January 28, 2011)

21.2	List of Subsidiaries of Summit Hotel OP, LP (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel OP, LP on September 23, 2010)
23.1†	Consent of KPMG LLP
23.2†	Consent of Eide Bailly LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.
† Filed herewith.