Form 10-K/A
period 2010-12-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2011-04-04
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K/A
(Amendment No. 1)
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

SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP
(Exact name of registrant as specified in its charter)
_________________

Maryland (Summit Hotel Properties, Inc.)	27-2962512 (Summit Hotel Properties, Inc.)
Delaware (Summit Hotel OP, LP)	27-2966616 (Summit Hotel OP, LP)
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive offices, including zip code)

(605) 361-9566
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Summit Hotel Properties, Inc.

Title of each class Common Stock, $0.01 par value per share		Name of each exchange on which registered New York Stock Exchange
Summit Hotel OP, LP
Title of each class None		Name of each exchange on which registered Not applicable

_________________

Securities registered pursuant to Section 12(g) of the Act:

Summit Hotel Properties, Inc.:  None
Summit Hotel OP, LP:  Partnership Units designated as “Common Units”
representing limited partnership interests in Summit Hotel OP, LP

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

Summit Hotel Properties, Inc
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

Summit Hotel Properties, Inc. Not applicable	Summit Hotel OP, LP Not applicable

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

EXPLANATORY NOTE

The Registrants are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to their combined Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”) to revise amounts shown in the “Subtotal/Weighted Average” and “Total/Weighted Average” rows of the table included under “Our Properties” in Part I, Item 2.  In the Original Filing, these numbers inadvertently reflected amounts for the nine-month period ended September 30, 2010 rather than for the year ended December 31, 2010.  The revised table also includes a corrected footnote reference for the last hotel shown.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Annual Report on Form 10-K/A does not amend, update or change any other items or disclosures in the Annual Report on Form 10-K, as amended, and does not purport to reflect any information or events subsequent to the filing thereof.

ANNUAL REPORT ON FORM 1O-K/A
FISCAL YEAR ENDED DECEMBER 31, 2010
SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP

TABLE OF CONTENTS

		Page
	PART I
Item 2.	Properties.	1
	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	7

i

PART I

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

			Year Ended December 31, 2010
Franchise/Brand	Location	Year of Opening/ Conversion	# Rooms	Occupancy(1)	ADR(2)	RevPAR(3)	Segment

Marriott
Courtyard by Marriott*(4)(5)	Flagstaff, AZ	2009	164	63.70%	$89.61	$57.08	Upscale
Courtyard by Marriott(4)(6)	Germantown, TN	2005	93	65.00	92.40	60.06	Upscale
Courtyard by Marriott(4)(6)	Jackson, MS	2005	117	67.15	92.71	62.25	Upscale
Courtyard by Marriott(4)(7)	Memphis, TN	2005	96	64.56	73.99	47.77	Upscale
Courtyard by Marriott(4)(8)	Missoula, MT	2005	92	64.20	102.24	65.64	Upscale
Courtyard by Marriott(4)(9)	Scottsdale, AZ	2003	153	57.24	105.86	60.59	Upscale
Fairfield Inn by Marriott	Baton Rouge, LA	2004	79	55.93	81.17	45.39	Midscale w/o F&B
Fairfield Inn by Marriott	Bellevue, WA	1997	144	60.63	106.31	64.46	Midscale w/o F&B
Fairfield Inn by Marriott	Boise, ID	1995	63	63.61	68.96	43.86	Midscale w/o F&B
Fairfield Inn by Marriott	Denver, CO	1997	161	69.62	83.99	58.47	Midscale w/o F&B
Fairfield Inn by Marriott	Emporia, KS	1994	57	61.04	75.51	46.10	Midscale w/o F&B
Fairfield Inn by Marriott	Lakewood, CO	1995	63	64.61	86.17	55.67	Midscale w/o F&B
Fairfield Inn by Marriott(4)(8)	Lewisville, TX	2000	71	53.27	73.43	39.12	Midscale w/o F&B
Fairfield Inn by Marriott	Salina, KS	1994	63	70.78	72.32	51.19	Midscale w/o F&B
Fairfield Inn by Marriott	Spokane, WA	1995	86	66.64	106.40	70.90	Midscale w/o F&B
Fairfield Inn & Suites by Marriott(4)(7)	Germantown, TN	2005	80	54.30	75.64	41.07	Midscale w/o F&B
Residence Inn by Marriott	Fort Wayne, IN	2006	109	66.20	93.82	62.11	Upscale
Residence Inn by Marriott(4)(7)	Germantown, TN	2005	78	64.51	97.34	62.80	Upscale
Residence Inn by Marriott*(4)(10)(11)	Portland, OR	2009	124	74.10	97.74	72.42	Upscale
Residence Inn by Marriott*(4)(12)	Ridgeland, MS	2007	100	79.33	99.97	79.31	Upscale
SpringHill Suites by Marriott	Baton Rouge, LA	2004	78	59.53	86.67	51.59	Upscale
SpringHill Suites by Marriott*(4)(13)	Denver, CO	2007	124	63.31	96.22	60.91	Upscale
SpringHill Suites by Marriott*	Flagstaff, AZ	2008	112	67.01	89.86	60.22	Upscale
SpringHill Suites by Marriott(4)(14)	Lithia Springs, GA	2004	78	47.44	74.79	35.48	Upscale
SpringHill Suites by Marriott	Little Rock, AR	2004	78	60.24	87.34	52.62	Upscale
SpringHill Suites by Marriott	Nashville, TN	2004	78	68.45	98.68	67.54	Upscale
SpringHill Suites by Marriott(4)(9)	Scottsdale, AZ	2003	123	55.41	95.97	53.17	Upscale
TownePlace Suites by Marriott	Baton Rouge, LA	2004	90	69.21	74.82	51.78	Midscale w/o F&B
Subtotal/Weighted Average			2,754	63.76%	$90.51	$57.71

Hilton
Hampton Inn(4)(8)	Denver, CO	2003	149	46.01%	$80.37	$36.98	Midscale w/o F&B
Hampton Inn	Fort Collins, CO	1996	75	60.53	83.17	50.34	Midscale w/o F&B
Hampton Inn(4)(7)(10)	Fort Smith, AR	2005	178	60.79	95.39	57.99	Midscale w/o F&B
Hampton Inn(4)(8)	Fort Wayne, IN	2006	119	60.55	91.31	55.28	Midscale w/o F&B
Hampton Inn	Medford, OR	2001	75	70.57	101.02	71.29	Midscale w/o F&B
Hampton Inn	Twin Falls, ID	2004	75	66.11	81.27	53.73	Midscale w/o F&B
Hampton Inn	Provo, UT	1996	87	72.17	86.94	62.74	Midscale w/o F&B
Hampton Inn	Boise, ID	1995	63	70.17	86.24	60.52	Midscale w/o F&B
Hampton Inn & Suites*	Bloomington, MN	2007	146	71.81	114.89	82.50	Midscale w/o F&B
Hampton Inn & Suites(4)(7)	El Paso, TX	2005	139	80.95	110.60	89.53	Midscale w/o F&B
Hampton Inn & Suites*(4)(15)	Fort Worth, TX	2007	105	67.05	110.83	74.31	Midscale w/o F&B
Hilton Garden Inn*(4)(16)	Fort Collins, CO	2007	120	58.40	88.45	51.66	Upscale
Subtotal/Weighted Average			1,331	64.73%	$96.71	$62.60

Year Ended December 31, 2010
Franchise/Brand	Location	Year of Opening/ Conversion	# Rooms	Occupancy(1)	ADR(2)	RevPAR(3)	Segment
IHG
Holiday Inn Express(4)(7)	Boise, ID	2005	63	73.03%	$77.46	$56.57	Midscale w/o F&B
Holiday Inn Express*(4)(8)	Vernon Hills, IL	2008	119	56.35	79.75	44.94	Midscale w/o F&B
Holiday Inn Express & Suites	Emporia, KS	2000	58	75.71	87.48	66.23	Midscale w/o F&B
Holiday Inn Express & Suites*	Las Colinas, TX	2007	128	41.76	79.44	33.18	Midscale w/o F&B
Holiday Inn Express & Suites(4)(8)	Sandy, UT	1998	88	73.60	88.60	65.21	Midscale w/o F&B
Holiday Inn Express & Suites*(4)(17)	Twin Falls, ID	2009	91	59.34	87.13	51.70	Midscale w/o F&B
Staybridge Suites	Jackson, MS	2007	92	64.35	86.89	55.91	Midscale w/o F&B
Subtotal/Weighted Average			639	60.78%	$83.90	$51.00

Hyatt
Hyatt Place(4)(6)	Atlanta, GA	2006	150	79.04%	$75.24	$59.47	Upscale
Hyatt Place*	Fort Myers, FL	2009	148	34.95	76.51	26.74	Upscale
Hyatt Place*	Las Colinas, TX	2007	122	59.35	87.55	51.96	Upscale
Hyatt Place*(4)(10)(18)	Portland, OR	2009	136	69.78	79.01	55.13	Upscale
Subtotal/Weighted Average			556	60.72%	$79.14	$48.05

Choice
Cambria Suites*(4)(19)	Baton Rouge, LA	2008	127	70.55%	$82.86	$58.46	Upscale
Cambria Suites*	Bloomington, MN	2007	113	74.92	75.40	56.49	Upscale
Cambria Suites*(4)(14)	Boise, ID	2007	119	64.83	72.54	47.03	Upscale
Cambria Suites*(4)(20)	San Antonio, TX	2008	126	64.37	78.26	50.38	Upscale
Comfort Inn(4)(8)(10)	Fort Smith, AR	1995	89	52.80	70.54	37.24	Midscale w/o F&B
Comfort Inn(4)(8)	Missoula, MT	1996	52	64.26	86.50	55.59	Midscale w/o F&B
Comfort Inn	Salina, KS	1992	60	68.10	70.83	48.23	Midscale w/o F&B
Comfort Inn & Suites	Twin Falls, ID	1992	111	66.51	69.58	46.27	Midscale w/o F&B
Comfort Suites	Charleston, WV	2001	67	74.06	94.25	69.80	Midscale w/o F&B
Comfort Suites	Fort Worth, TX	1999	70	52.43	82.48	43.24	Midscale w/o F&B
Comfort Suites	Lakewood, CO	1995	62	65.11	82.77	53.89	Midscale w/o F&B
Subtotal/Weighted Average			996	65.69%	$77.99	$51.24

Starwood
Aloft*	Jacksonville. FL	2009	136	64.72	62.33	40.34	Upscale

Carlson
Country Inn & Suites By Carlson	Charleston, WV	2001	64	75.29	96.76	72.85	Midscale w/o F&B

Independent
Aspen Hotel & Suites(4)(21)	Fort Smith, AR	2003	57	49.70	64.66	32.13	Midscale w/o F&B

Total/Weighted Average			6,533	63.71%	$87.59	$55.80
Total/Weighted Average — Seasoned Portfolio			4,173	64.07%	$87.75	$56.22
Total/Weighted Average — Unseasoned Portfolio			2,360	63.08%	$87.29	$55.06

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

PART IV

Item 15.             Exhibits and Financial Statement Schedules.

1.      Exhibits

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index are filed as exhibits to the Registrants’ Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010:

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	April 4, 2011	By:		/s/ Christopher R. Eng
Christopher R. Eng
Vice President, General Counsel and Secretary
(duly authorized representative)

SUMMIT HOTEL OP, LP (registrant)

		By:		Summit Hotel GP, LLC, its general partner

			By:	Summit Hotel Properties, Inc., its sole member

Date:	April 4, 2011	By:		/s/ Christopher R. Eng
Christopher R. Eng
Vice President, General Counsel and Secretary
(duly authorized representative)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. and Summit Hotel OP, LP on March 31, 2011)

3.2
Certificate of Limited Partnership of Summit Hotel OP, LP, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form 8-A filed by Summit Hotel OP, LP on February 11, 2011)

3.3
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1
Form of Transition Services Agreement between The Summit Group, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on January 28, 2011)*

10.2
Tax Protection Agreement, dated February 10, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.3
Transition Services Agreement, dated February 14, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.4
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.5
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.6
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.7
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.8
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.9
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.10
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.11
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.12
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Ryan A. Bertucci (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.13	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.14
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.15
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.16
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.17
First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.18
Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.19
Construction Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 (loan in the original principal amount of $19.25 million) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.20
Second Amended and Restated Loan Agreement (Credit Pool) between Summit Hotel Properties, LLC and First National Bank of Omaha entered into August 19, 2010 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. and Summit Hotel OP, LP on March 31, 2011)

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

21.2	List of Subsidiaries of Summit Hotel OP, LP (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel OP, LP on September 23, 2010)

23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. and Summit Hotel OP, LP on March 31, 2011)
23.2	Consent of Eide Bailly LLP (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. and Summit Hotel OP, LP on March 31, 2011)
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.
† Filed herewith.