Form 10-Q
period 2011-03-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2011-05-16
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Summit Hotel Properties, Inc. [x] Yes [ ] No	Summit Hotel OP, LP [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Summit Hotel Properties, Inc. [ ] Yes [ ] No	Summit Hotel OP, LP [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Summit Hotel Properties, Inc.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [ ]

Summit Hotel OP, LP
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Summit Hotel Properties, Inc. [ ] Yes [x] No	Summit Hotel OP, LP [ ] Yes [x] No

As of May 11, 2011, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 27,278,000 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 37,378,000, including Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

●	“Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;

●	“Summit OP” or “our operating partnership” mean Summit Hotel OP, LP, a Delaware limited partnership;

●	“the LLC” mean Summit Hotel Properties, LLC, our predecessor; and

●
“we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one enterprise. When this report discusses or refers to activities occurring prior to February 14, 2011, the date on which our operations commenced, these references refer to the LLC, our predecessor.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, the LLC merged with and into Summit OP with the former members of the LLC exchanging their membership interests in the LLC for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of the LLC.  Also, on February 14, 2011, Summit REIT completed its initial public offering of its common stock (“IPO”) and contributed the net proceeds of the IPO to Summit OP in exchange for Common Units.  As of March 31, 2011, Summit REIT owned an approximate 73% partnership interest in Summit OP, including the sole general partnership interest held by the General Partner.  As the sole member of the General Partner, Summit REIT has exclusive control of our operating partnership’s day-to-day management.  The remaining interests in the OP are owned by third parties, including the former members of the LLC.

We believe combining the Quarterly Reports on Form 10-Q of Summit REIT and Summit OP into this single report provides the following benefits:

●	enhances investors’ understanding of Summit REIT and Summit OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

●	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Summit REIT and Summit OP; and

●	creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

We also believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company.  Summit REIT intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for its short taxable year ending December 31, 2011.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  Summit OP’s capital interests include Common Units representing general and limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

In order to highlight the differences between Summit REIT and Summit OP, there are sections in this report that separately discuss Summit REIT and Summit OP, including separate financial statements and notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for Summit REIT and Summit OP (i.e., where the disclosure refers to the consolidated company), this report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of Summit REIT and Summit OP and their respective subsidiaries, as one consolidated enterprise.

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

Finally, we refer to a number of other entities in this report as follows.  Unless the context otherwise requires or indicates, references in this report to:

●	“the LLC” include Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”);

●	“Summit TRS” refer to Summit Hotel TRS, Inc., a Delaware corporation;

●	“Summit TRS II” refer to Summit Hotel TRS II, Inc., a Delaware corporation;

●	“our TRSs” refer to Summit TRS and Summit TRS II and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;

●	“our TRS lessees” refer to our TRSs and the wholly owned subsidiaries of our TRSs that lease our hotels from our operating partnership or subsidiaries of our operating partnership; and

●	“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and Class C Member, which is wholly owned by our Executive Chairman.

TABLE OF CONTENTS

 Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC
Condensed Consolidated Balance Sheets (unaudited) — March 31, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations (unaudited) — Three months ended
March 31, 2011 and 2010
Condensed Consolidated Statements of Changes in Equity (unaudited) — Three months ended
March 31, 2011
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended
March 31, 2011 and 2010

Summit Hotel OP, LP and Summit Hotel Properties, LLC
Condensed Consolidated Balance Sheets (unaudited) — March 31, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations (unaudited) — Three months ended
March 31, 2011 and 2010
Condensed Consolidated Statements of Changes in Equity (unaudited) — Three months ended
March 31, 2011
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended
March 31, 2011 and 2010

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	37

Item 4.	Controls and Procedures.	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	40

Item 1A.	Risk Factors.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults Upon Senior Securities.	41

Item 4.	[Removed and Reserved.]	41

Item 5.	Other Information.	41

Item 6.	Exhibits.	42

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Balance Sheets (unaudited)
March 31, 2011 and December 31, 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$15,610,861	$7,977,418
Restricted cash	649,694	1,933,268
Trade receivables	3,384,494	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	1,744,567	1,738,645
Property and equipment, net	460,195,576	466,010,777
Deferred charges and other assets, net	6,178,387	4,051,295
Other assets	3,995,826	4,011,992
TOTAL ASSETS	$491,759,405	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,433,438	$864,560
Related party accounts payable	-	771,066
Accrued expenses	9,494,657	11,092,131
Mortgages and notes payable	195,714,446	420,437,207
TOTAL LIABILITIES	206,642,541	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Common stock, $.01 par value per share, 450,000,000 shares authorized, 27,278,000 shares issued and oustanding as of March 31, 2011	272,780	-
Additional paid-in capital	241,104,130	-
Accumulated deficit and distributions	(1,178,308)
Total stockholders' equity	240,198,602	61,468,029
Noncontrolling interest	44,918,262	(1,624,463)
TOTAL EQUITY	285,116,864	59,843,566

TOTAL LIABILITIES AND EQUITY	$491,759,405	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statements of Operations (unaudited)
For the three months ended March 31, 2011 and 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Period 2/14/11 through 3/31/11	Period 1/1/11 through 2/13/11	Three Months Ended 3/31/10
REVENUES
Room revenues	$18,446,850	$14,268,042	$30,679,846
Other hotel operations revenues	362,299	330,251	682,874
Total Revenue	18,809,149	14,598,293	31,362,720

EXPENSES
Hotel operating expenses
Rooms	4,916,600	4,960,450	9,542,044
Other direct	2,121,207	2,657,760	4,128,345
Other indirect	4,934,528	4,686,274	8,436,331
Other	73,038	73,038	150,253
Total hotel operaing expenses	12,045,373	12,377,522	22,256,973
Depreciation and amortization	3,429,215	3,429,216	6,850,564
Corporate general and adminstrative:
Salaries and other compensation	367,018	-	-
Other	775,352	-	-
Equity based compensation	126,828	-	-
Hotel property acquisition costs	-	-	65,692
Total Expenses	16,743,786	15,806,738	29,173,229

INCOME (LOSS) FROM OPERATIONS	2,065,363	(1,208,445)	2,189,491

OTHER INCOME (EXPENSE)
Interest income	3,947	7,139	12,085
Interest expense	(3,511,129)	(4,666,216)	(5,567,197)
Gain (loss) on disposal of assets	-	-	(37,451)
Total Other Income (Expense)	(3,507,182)	(4,659,077)	(5,592,563)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,441,819)	(5,867,522)	(3,403,072)

INCOME TAX EXPENSE	(172,302)	(339,034)	(152,483)

NET INCOME (LOSS)	(1,614,121)	(6,206,556)	(3,555,555)

NET INCOME (LOSS) ALLOCATED TO NONCONTROLLING INTEREST	(435,813)	-	-

NET INCOME (LOSS) ALLOCATED TO COMMON STOCKHOLDERS	$(1,178,308)	$(6,206,556)	$(3,555,555)

Net income (loss) per share:
Basic and diluted	$(0.04)
Weighted-average common shares outstanding:
Basic and diluted	27,278,000

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statement of Changes in Equity (unaudited)
For the three months ended March 31, 2011

					Total
	# of Shares		Additional	Accumulated	Stockholders'/
	of Common	Common	Paid-In	Deficit and	Members'	Noncontrolling	Total
	Stock	Stock	Capital	Distributions	Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	-	$-	$-	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	-	-	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	-	-	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	-	$-	$-	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel Properties, Inc.
Equity from Predecessor	-	$-	$-	$-	$-	$45,354,075	$45,354,075
Net proceeds from sale of common stock	27,278,000	272,780	240,977,302	-	241,250,082	-	241,250,082
Equity-based compensation	-	-	126,828	-	126,828	-	126,828
Net income (loss)	-	-	-	(1,178,308)	(1,178,308)	(435,813)	(1,614,121)

BALANCES, MARCH 31, 2011	27,278,000	$272,780	$241,104,130	$(1,178,308)	$240,198,602	$44,918,262	$285,116,864

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(7,820,677)	$(3,555,555)
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	6,858,431	6,850,564
Amortization of prepaid lease	11,850	11,850
Equity-based compensation	126,828	-
(Gain) loss on disposal of assets	-	37,451
Changes in operating assets and liabilities:
Trade receivables	(719,418)	(1,121,170)
Prepaid expenses and other	4,614,137	286,402
Accounts payable and related party accounts payable	(202,188)	(639,313)
Accrued expenses	(1,597,474)	1,095,179

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,271,489	2,965,408
INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	-	(204,556)
Purchases of other property and equipment	(3,087,798)	(578,095)
Proceeds from asset dispositions, net of closing costs	4,316	3,588
Restricted cash released (funded)	1,283,574	484,306

NET CASH PROVIDED BY (USED IN)	(1,799,908)	(294,757)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	456,059	2,426,869
Principal payments on debt	(225,178,820)	(3,093,656)
Financing fees on debt	(82,524)	(50,000)
Proceeds from sale of common stock, net of offering costs	241,250,082	-
Distributions to members	(8,282,935)	(535,261)

NET CASH PROVIDED BY (USED IN)	8,161,862	(1,252,048)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,633,443	1,418,603

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$15,610,861	$9,657,828

(See Notes to Condensed Consolidated Financial Statements)

	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$9,121,513	$5,451,651

Cash payments for state income taxes	$19,302	$12,328

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Balance Sheets (unaudited)
March 31, 2011 and December 31, 2010

	Summit Hotel Properties OP, LP	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$15,610,861	$7,977,418
Restricted cash	649,694	1,933,268
Trade receivables	3,384,494	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	1,744,567	1,738,645
Property and equipment, net	460,195,576	466,010,777
Deferred charges and other assets, net	6,178,387	4,051,295
Other assets	3,995,826	4,011,992
TOTAL ASSETS	$491,759,405	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,433,438	$864,560
Related party accounts payable	-	771,066
Accrued expenses	9,494,657	11,092,131
Mortgages and notes payable	195,714,446	420,437,207
TOTAL LIABILITIES	206,642,541	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Partners' equity:
General partner, 27,278,000 units outstanding	240,198,602	-
Limited partners, 10,100,000 units outstanding	44,918,262	-
Total members'/partners' equity	285,116,864	61,468,029
Noncontrolling interest	-	(1,624,463)
TOTAL EQUITY	285,116,864	59,843,566

TOTAL LIABILITIES AND EQUITY	$491,759,405	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statements of Operations (unaudited)
For the three months ended March 31, 2011 and 2010

	Summit Hotel Properties OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Period 2/14/11 through 3/31/11	Period 1/1/11 through 2/13/11	Three Months Ended 3/31/10
REVENUES
Room revenues	$18,446,850	$14,268,042	$30,679,846
Other hotel operations revenues	362,299	330,251	682,874
Total Revenue	18,809,149	14,598,293	31,362,720

EXPENSES
Hotel operating expenses
Rooms	4,916,600	4,960,450	9,542,044
Other direct	2,121,207	2,657,760	4,128,345
Other indirect	4,934,528	4,686,274	8,436,331
Other	73,038	73,038	150,253
Total hotel operaing expenses	12,045,373	12,377,522	22,256,973
Depreciation and amortization	3,429,215	3,429,216	6,850,564
Corporate general and adminstrative:
Salaries and other compensation	367,018	-	-
Other	775,352	-	-
Equity based compensation	126,828	-	-
Hotel property acquisition costs	-	-	65,692
Total Expenses	16,743,786	15,806,738	29,173,229

INCOME (LOSS) FROM OPERATIONS	2,065,363	(1,208,445)	2,189,491

OTHER INCOME (EXPENSE)
Interest income	3,947	7,139	12,085
Interest expense	(3,511,129)	(4,666,216)	(5,567,197)
Gain (loss) on disposal of assets	-	-	(37,451)
Total Other Income (Expense)	(3,507,182)	(4,659,077)	(5,592,563)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,441,819)	(5,867,522)	(3,403,072)

INCOME TAX EXPENSE	(172,302)	(339,034)	(152,483)

NET INCOME (LOSS)	(1,614,121)	(6,206,556)	(3,555,555)

Net income (loss) per unit:
Basic and diluted	$(0.04)
Weighted-average units outstanding:
Basic and diluted	37,378,000

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statement of Changes in Equity (unaudited)
For the three months ended March 31, 2011

		Total
	General	Members'/Limited	Noncontrolling	Total
	Partner	Partners' Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel OP, LP
Equity from predecessor/limited partners	$-	$45,354,075	$-	$45,354,075
Contributions	241,250,082	-	-	241,250,082
Equity-based compensation	126,828	-	-	126,828
Net income (loss)	(1,178,308)	(435,813)	-	(1,614,121)

BALANCES, MARCH 31, 2011	$240,198,602	$44,918,262	$-	$285,116,864

(See Notes to Condensed Consolidated Financial Statements)

Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(7,820,677)	$(3,555,555)
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	6,858,431	6,850,564
Amortization of prepaid lease	11,850	11,850
Equity-based compensation	126,828	-
(Gain) loss on disposal of assets	-	37,451
Changes in operating assets and liabilities:
Trade receivables	(719,418)	(1,121,170)
Prepaid expenses and other	4,614,137	286,402
Accounts payable and related party accounts payable	(202,188)	(639,313)
Accrued expenses	(1,597,474)	1,095,179

NET CASH PROVIDED BY (USED IN)	1,271,489	2,965,408
OPERATING ACTIVITIES
INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	-	(204,556)
Purchases of other property and equipment	(3,087,798)	(578,095)
Proceeds from asset dispositions, net of closing costs	4,316	3,588
Restricted cash released (funded)	1,283,574	484,306

NET CASH PROVIDED BY (USED IN)	(1,799,908)	(294,757)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	456,059	2,426,869
Principal payments on debt	(225,178,820)	(3,093,656)
Financing fees on debt	(82,524)	(50,000)
Contributions	241,250,082	-
Distributions to members	(8,282,935)	(535,261)

NET CASH PROVIDED BY (USED IN)	8,161,862	(1,252,048)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,633,443	1,418,603

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$15,610,861	$9,657,828

(See Notes to Condensed Consolidated Financial Statements)

	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$9,121,513	$5,451,651

Cash payments for state income taxes	$19,302	$12,328

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

NOTE 1 -    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation to hold general and limited partner interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock.  Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC, (the Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc., the parent company of the Predecessor (“The Summit Group”), contributed its 36% Class B membership interest in Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units.  Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units.  A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership. Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

For accounting and financial reporting purposes, the Predecessor is considered the acquiror in the Merger. As a result, the historical consolidated financial statements of the Predecessor are presented as the historical consolidated financial statements of the Company and the Operating Partnership after completion of the Merger and the contributions of the Class B and C membership interests in Summit of Scottsdale to the Operating Partnership (collectively, the “Reorganization Transaction”).

As a result of the Reorganization Transaction, the Operating Partnership and its subsidiaries acquired sole ownership of the 65 hotels in its initial portfolio. In addition, the Operating Partnership and its subsidiaries assumed the liabilities, including indebtedness, of the Predecessor and its subsidiaries.

As of March 31, 2011, the Company’s and the Operating Partnership’s real estate investment portfolio consists of 65 upscale, upper midscale and midscale hotels with a total of 6,533 guestrooms located in small, mid-sized and suburban markets throughout the United States in 19 states.  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on interim periods.  Accordingly, certain information and footnotes required by the Generally Accepted Accounting Principles (“GAAP”) for complete financial statements have been condensed or omitted.  Interim results may not be indicative of fiscal year performance because of seasonal and other factors.  These interim statements should be read in conjunction with the financial statements and notes thereto included in our combined Annual Report on Form 10-K filing for the year ended December 31, 2010.  In management’s opinion, all adjustments made were normal and recurring in nature and were necessary for a fair statement of the results of the interim period.  The December 31, 2010 balance sheet has been derived from the Predecessor’s audited financial statements included in our combined Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership and the Operating Partnership’s subsidiaries.  The accompanying consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows:

●
to reclassify (a) $9.5 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $1.4 million of direct hotel operations expense (franchise royalties) as other indirect expense;

●
to reclassify (a) $2.1 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $2.5 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense;

●
to reclassify (a) $1.1 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $4.6 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $150,000 of general, selling and administrative expense (ground rent and other expense) as other expense;

●	to reclassify $934,000 of repairs and maintenance expense as other direct expenses; and

●	to reclassify $66,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs.

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  Certain provisions of ASU No. 2010-06 to ASC 820 related to separate line items for all purchases, sales, issuances and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The adoption of this ASC update on January 1, 2011 had no material impact on the consolidated financial statements or disclosures of the Company, the Operating Partnership or the Predecessor.

Revenue Recognition

Revenue is recognized when rooms are occupied and services have been rendered.

Fair Value

FASB ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.   Fair value is defined under generally accepted accounting principles as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

Our estimates of the fair value of financial instruments as of March 31, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of March 31, 2011, the aggregate fair value of our consolidated mortgage and other secured and unsecured loans is approximately $198.4 million, compared to the aggregate carrying value of approximately $195.7 million on our consolidated balance sheet.

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items occur regularly, such as in determining impairment loss or the value of assets held for sale as described below.

Depreciation and Amortization of Hotels

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

Long-Lived Assets and Impairment

We apply the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel and related assets may be impaired. Factors that could trigger an impairment analysis include, among others: (1) significant underperformance relative to historical or projected operating results, (2) significant changes in the manner of use of a hotel or the strategy of our overall business, (3) a significant increase in competition, (4) a significant adverse change in legal factors or regulations or (5) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value.

Assets Held for Sale

As a part of regular policy, we periodically review hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.  During the period, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify properties which we believe are either non-core or no longer complement the business as required by FASB ASC 360.  We do not believe that any properties meet this criteria at this time.

Acquisitions

We allocate the purchase price of acquisitions based on the fair value of the acquired land, building, furniture, fixtures and equipment, goodwill, other assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. We have made no acquisitions during the first quarter of 2011.  See also “Note 8 - Subsequent Events.”

Equity-Based Compensation

The Company has adopted the 2011 Equity Incentive Plan, which provides for the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards, or any combination of the foregoing. Equity-based compensation is recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of accounting guidance.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, it must meet certain organizational and operational requirements, including a requirement to distribute annually to its stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, it generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent it currently distributes 100% of its REIT taxable income to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless it satisfies certain relief provisions.

We accounted for federal and state income taxes with respect to our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 -     INITIAL PUBLIC OFFERING

As noted above, on February 14, 2011, the Company closed its IPO of 26,000,000 shares of common stock and its concurrent private placement of 1,274,000 shares of common stock. Net proceeds received by the Company and the Operating Partnership from the IPO and the concurrent private placement were $241.3 million, after deducting the underwriting discount related to the IPO of $17.7 million and the payment of offering expenses of approximately $6.1 million.  The Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for Common Units.

NOTE 3 -     DEBT OBLIGATIONS

A detail of mortgage loans and notes payable at March 31, 2011 and December 31, 2010, are comprised of the following:

	2011	2010
Fixed-rate mortgage loans	$92.4	$170.1
Variable-rate mortgage loans	103.3	250.3
	$195.7	$420.4

The Company utilized a portion of the IPO proceeds to pay down outstanding mortgage indebtedness. During the three months ended March 31, 2011, the Company utilized approximately $227.2 million to reduce outstanding mortgage indebtedness and pay associated costs, as follows:

―	approximately $89.3 million to repay in full a loan from Fortress Credit Corp., including approximately $2.1 million of exit fees, interest and legal fees;

―	approximately $78.2 million to repay in full a loan originally made by Lehman Brothers Bank, including approximately $1.4 million to pay an extinguishment premium and other transaction costs;

―	approximately $21.4 million to repay in full two loans with Marshall & Isley Bank; and

―	approximately $38.3 million to repay in full two loans with First National Bank of Omaha.

In connection with the March 23, 2011 termination of franchise agreements with Choice, the Company executed agreements with ING Investment Management and with General Electric Capital Corp. in connection with the termination of the franchise agreements with respect to hotels securing loans from these lenders. On March 29, 2011, ING Investment Management agreed to forbear, for a period of 60 days, from declaring any default relating to the termination of the Choice franchise agreements.  On March 30, 2011, General Electric Capital Corp. agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if the Choice franchise was not reinstated by May 30, 2011. On May 10, 2011, General Electric Capital Corp. amended and restated its waivers to state that an event of default would be declared if a replacement franchise agreement is not entered into by May 30, 2011.

On March 31, 2011, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $30.0 million unsecured revolving credit facility with Deutsche Bank AG New York Branch.  The purpose of the revolving credit facility was to fund hotel acquisitions, to fund capital expenditures, to refinance debt and for general working capital purposes. As of March 31, 2011, the revolving credit facility did not have a balance. See note 8 for a discussion of a subsequent event relating to this credit facility.   The Company will pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at its option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus a LIBOR margin between 2.50% - 3.50%, depending upon the ratio of our outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus a margin between 1.50% - 2.50% depending upon the ratio of outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation).

NOTE 4 -     NONCONTROLLING INTERESTS

As of March 31, 2011, limited partners of the Operating Partnership other than the Company and its subsidiaries owned 10,100,000 Common Units representing an approximate 27% limited partnership interest in the Operating Partnership.  Pursuant to the limited partnership agreement of the Operating Partnership, limited partners other than the Company have redemption rights that will enable them to cause the Operating Partnership to redeem their Common Units in exchange for cash or, at the Operating Partnership’s option, shares of the Company’s common stock on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

The holders of Common Units have the right to require the Operating Partnership to redeem part or all of the Common Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to acquire the Common Units in exchange for its common stock on a one-for-one basis. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these OP units as noncontrolling interests as a component of permanent equity on the March 31, 2011 consolidated balance sheet. The share of net loss allocated to these Common units is reported on the accompanying consolidated statement of operations for the period February 14, 2011 through March 31, 2011 as net loss attributable to noncontrolling interests. For the period from February 14, 2011 through March 31, 2011, no OP units were exchanged.

NOTE 5 -     EQUITY-BASED COMPENSATION

The Company measures and recognizes compensation expense for all equity-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards have been determined to be equity-classified awards.

The Company’s 2011 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive award up to an aggregate of 2,318,290 shares the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and option terms are generally five to ten years.

Concurrent with the completion of the IPO, the Company granted options to purchase 940,000 shares of the Company’s common stock during the three-month period ended March 31, 2011. Options to purchase shares of common stock were granted with exercise prices equal to $9.75 per share, the fair value of the common stock on the date of grant. Options vest on a ratable basis over a five-year period following the date of grant and options terms are generally five to ten years following the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

As of February 14, 2011

Expected dividend yield at date of grant	5.09%
Expected stock price volatility	56.6%
Risk-free interest rate	2.57%
Expected life of options (in years)	6.5

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of a peer group of comparable entities based on the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the quarter ended March 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	-	$-	-	$-
Granted	940,000	$9.75	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at March 31, 2011	940,000	$9.75	9.9	$131
Exercisable at March 31, 2011	-	$-	-	$-

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant.

NOTE 6 -     LOSS PER SHARE

Diluted loss per share was the same as basic loss per share for the period ended March 31, 2011 because all outstanding stock option awards were anti-dilutive.

NOTE 7 -     COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

On March 23, 2011, Choice Hotels International terminated the following franchise agreements effective as of that date:

●	our 127-room hotel in Baton Rouge, Louisiana;

●	our 126-room hotel in San Antonio, Texas;

●	our 119-room hotel in Boise, Idaho;

●	our 89-room hotel in Ft. Smith, Arkansas;

●	our 60-room hotel in Salina, Kansas;

●	our 52-room hotel in Missoula, Montana;

●	our 62-room hotel in Golden, Colorado;

●	our 111-room hotel in Twin Falls, Idaho;

●	our 67-room hotel in Charleston, West Virginia; and

●	our 70-room hotel in Ft. Worth, Texas.

Choice also terminated the franchise agreement for our 113-room hotel in Bloomington, Minnesota effective June 23, 2011.  On March 24, 2011, we filed an arbitration action with the American Arbitration Association in Maryland against Choice claiming wrongful termination of our franchise agreements.  On March 31, 2011, Choice filed suit in United States District Court claiming trademark infringement and breach of contract.  In addition, in response to our arbitration action, Choice responded with counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The parties expect to agree to address all claims solely through arbitration.  The Company vehemently denies all asserted claims and is vigorously defending the claims.

NOTE 8 -     SUBSEQUENT EVENTS

The Company is under contract to purchase the Hilton Garden Inn in Duluth, GA for approximately $13.4 million and plans to close the acquisition during the second quarter of 2011.

The Company purchased the Homewood Suites in Ridgeland, MS on April 15, 2011 for approximately $7.3 million.  The Company purchased the Staybridge Suites in Glendale, CO on April 27, 2011 for approximately $10.0 million.   The Company purchased the Holiday Inn in Duluth, GA on April 27, 2011 for approximately $7.0 million.   The purchases were financed with the $30.0 million unsecured revolving credit facility.

On April 29, 2011, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank. Borrowing availability under the facility is subject to a borrowing base of properties pledged as collateral for borrowings under the facility and other conditions. As of May 13, 2011, the outstanding principal balance on this secured credit facility was approximately $27.7 million.

On April 29, 2011, when we entered into the $100.0 million senior secured revolving credit facility, we terminated the $30.0 million unsecured revolving credit facility and transferred its outstanding principal balance of $25.2 million to the $100.0 million senior secured revolving credit facility.

On May 13, 2011, the Operating Partnership entered into an agreement with Deutsche Bank AG New York Branch and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.0 million to $125.0 million.

Following the March 23, 2011 termination of the franchise agreements with Choice for 11 of our hotels, we entered into license or franchise agreements for six of those hotels.  On April 6, 2011, we entered into a license agreement with an affiliate of IHG to operate our 119-room hotel in Boise, Idaho as a Holiday Inn.  On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC to operate each of the five other properties as an AmericInn or an AmericInn Hotel & Suites.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

●	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

●	interest rate increases;

●	our possible failure to qualify as a REIT and the risk of changes in laws affecting REITs;

●	the possibility of uninsured losses;

●	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

●	the other factors discussed under the heading “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2010, as updated elsewhere in this report.

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

Overview

We are a self-managed hotel investment company that was recently organized to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus exclusively on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry. We completed our initial public offering (the “IPO”), a concurrent private placement of our common stock and our formation transactions on February 14, 2011, netting approximately $241.3 million from the IPO and concurrent private placement, after underwriting discounts and offering-related costs.

We had no business activities prior to completion of the IPO and the formation transactions.  Effective February 14, 2011, our predecessor merged with and into our operating partnership (the “Merger”) with our operating partnership surviving the Merger and succeeding to the business and assets of our predecessor. At the effective time of the Merger, the outstanding membership interests in our predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 Common Units and the members of our predecessor were admitted as limited partners of our operating partnership. Also effective February 14, 2011, The Summit Group contributed its 36% Class B membership interest in Summit of Scottsdale, which owns two hotels in Scottsdale, Arizona, to our operating partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to our operating partnership in exchange for 31,179 Common Units. Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units.  A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership. As a result of these reorganization transactions, which we refer to as the “formation transactions,” our operating partnership and its subsidiaries acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, our operating partnership and its subsidiaries assumed the indebtedness of our predecessor and its subsidiaries.

As of March 31, 2011, our hotel portfolio consisted of 65 hotels with a total of 6,533 guestrooms located in 19 states. Except for four hotels, which are subject to ground leases, we own our hotels in fee simple.  As the hotel industry’s segments are currently defined by Smith Travel Research, 31 of our hotels are upper midscale, 28 of our hotels are upscale and six of our hotels are midscale. As of March 31, 2011, 32 of our hotels were encumbered by a total of $195.7 million of mortgage debt, after our having repaid approximately $223.2 million of mortgage debt in the first quarter of 2011 with proceeds from the IPO. As of March 31, 2011, our initial hotels, with the exception of one independent hotel, were operated under nationally recognized brands, including brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), InterContinental Hotels Group (“IHG”) and an affiliate of Hyatt Hotels Corporation (“Hyatt”), among others. Following the termination of certain franchise agreements on March 23, 2011 and the subsequent reflagging of ten of our hotels in April 2011, five of our hotels are independent and 60 operate under nationally recognized brands.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP, a recently formed Delaware limited partnership. Through a wholly owned subsidiary, we are the sole general partner of our operating partnership. As a result of the Merger, our operating partnership succeeded to the business and assets of our predecessor. Although our operating partnership is the surviving entity in the Merger, our predecessor is considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the Merger.  Following completion of the formation transactions, the IPO and the concurrent private placement and as of March 31, 2011, Summit REIT owns an approximate 73.0% partnership interest in our operating partnership, including general and limited partnership interests. The other limited partners of our operating partnership, including The Summit Group and the other former members of our predecessor, own the remaining approximate 27.0% limited partnership interest in our operating partnership. Pursuant to the partnership agreement of our operating partnership, we have full, exclusive and complete responsibility and discretion in the management and control of our operating partnership, including the ability to cause our operating partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, make distributions to partners and to cause changes in our operating partnership’s business activities.

Summit REIT intends to elect to be taxed as a REIT for federal income tax purposes beginning with its short taxable year ending December 31, 2011. To qualify as a REIT, Summit REIT cannot operate or manage its hotels. Instead, it leases its hotels to our TRS lessees, which are wholly owned, directly or indirectly, by Summit OP. Our TRS lessees, which are our TRSs and the wholly owned subsidiaries of our TRSs that lease our hotels from our operating partnership or subsidiaries of our operating partnership, engage one or more third-party hotel management companies to operate and manage our hotels pursuant to hotel management agreements. In connection with the IPO, our TRS lessees entered into a hotel management agreement with Interstate Management Company, LLC (“Interstate”), pursuant to which our initial hotels are operated by Interstate. Our TRS lessees may also employ other hotel managers in the future. We believe Interstate qualifies as an “eligible independent contractor” for federal income tax purposes. We have no, and will have no, ownership or economic interest in any of the hotel management companies engaged by our TRS lessees. Our TRS lessees will be disregarded as separate from our TRSs for federal income tax purposes and their operations will be consolidated into our financial statements for accounting purposes. Our TRSs will be taxed as “C” corporations, and, unlike our predecessor’s income, our TRSs’ income will be subject to federal, state and local income tax, which will reduce our funds from operations and the cash otherwise available for distribution to our stockholders.

As we disclosed in the prospectus for the IPO, our current portfolio consists of what we consider “seasoned” and “unseasoned” hotels.  At the time of the IPO, we classified 46 of our hotels as seasoned based on their construction or acquisition date and we classified 19 of our hotels as unseasoned, those hotels that were either built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  We will continue to report results using this classification for these 65 hotels only (and, to permit meaningful comparisons, for reporting purposes we will exclude any new hotels from this group) through December 31, 2011, beyond which time we anticipate these categories will have become less meaningful.

Our revenue is derived from hotel operations and consists of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, substantially all of our revenue is room revenue generated from sales of hotel rooms. We also generate other hotel operations revenue, which consists of ancillary revenue related to meeting rooms, entertainment and other guest services provided at our hotels.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenue at our hotels decreases. As reclassified, our hotel operating expenses consist of room expenses, other direct expenses, other indirect expenses and other expenses. Room expenses include wages, cleaning and guestroom supplies and complimentary breakfast. Other direct expenses include office supplies, utilities, telephone, advertising and bad debts. Other indirect expenses include real and personal property taxes, insurance, travel agent and credit card commissions, management expenses and franchise fees. Other expenses include ground rent and other items of miscellaneous expense.

The historical management fees paid by our predecessor are not indicative of the management fees we began to incur on February 14, 2011 under our management agreement with Interstate.

We will pay Interstate a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is 3% of total revenues for all of the hotels covered by the hotel management agreement. Total revenue is all income, revenue and proceeds resulting directly or indirectly from the operation of the hotels and all of their facilities (net of refunds and credits to guests and other allowances) before subtracting expenses. The incentive fee is 10% of the amount by which actual aggregate EBITDA for all hotels covered by the hotel management agreement exceeds $65 million. “EBITDA” is defined as the amount by which gross operating profit (the amount by which total revenues exceed operating expenses) exceeds fixed charges. The incentive fee for any fiscal year is capped at 1.5% of the total revenues for all of the hotels covered by the hotel management agreement for that fiscal year. In addition, Interstate will receive, on a monthly basis, a fee for the use of its centralized accounting services in an amount equal to $1,500 per hotel per month for hotels with 90 or more rooms and $1,375 per hotel per month for hotels with less than 90 rooms, subject to annual increases of the lesser of (i) the percentage change in the Consumer Price Index for the previous fiscal year and (ii) 3%.

Reclassification of Certain Prior Period Financial Information

Certain reclassifications have been made to the prior-year financial information of our predecessor to conform to our current-year presentation as follows:

●
to reclassify (a) $9.5 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $1.4 million of direct hotel operations expense (franchise royalties) as other indirect expense.

●
to reclassify (a) $2.1 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $2.5 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense.

●
to reclassify (a) $1.1 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $4.6 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $150,000 of general, selling and administrative expense (ground rent and other expense) as other expense.

●	to reclassify $934,000 of repairs and maintenance expense as other direct expenses.

●	to reclassify $66,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs.

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

While we believe the trends in room demand and supply growth will result in improvement in lodging industry fundamentals, we can provide no assurances that the U.S. economy will strengthen at projected levels and within the expected time periods. If the economy does not improve or if any improvements do not continue for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism or significantly increased gas prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

Operating Performance Metrics

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”), as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

●	Occupancy rates (“occupancy”);
●	Average daily rates (“ADR”); and
●	Revenue per available room (“RevPAR”).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis, and in comparison to a competitive set of hotels. ADR and RevPAR include only room revenue. Room revenue depends on demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms. Our ADR, occupancy and RevPAR performance may be impacted by, among other things, macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of our franchisors and their brands.

Our Portfolio

As of March 31, 2011, our portfolio consists of 65 hotels in the upscale (28), upper midscale (31) and midscale (6) segments, with a total of 6,533 guestrooms located in 19 states. In April 2011, following the March 23, 2011 termination of franchise agreements with Choice for 11 of our hotels and the subsequent reflagging of ten hotels that had been operating under a Choice brand, 60 of our hotels are operated under nationally recognized brands and five are independent, as shown below:

Franchisor/Brand	No. of Hotels	No. of Rooms

Marriott
Courtyard by Marriott	6	715
Residence Inn by Marriott	4	411
Fairfield Inn by Marriott	9	787
Fairfield Inn & Suites by Marriott	1	80
SpringHill Suites by Marriott	7	671
TownePlace Suites by Marriott	1	90
	28	2,754
Hilton
Hampton Inn	8	821
Hampton Inn & Suites	3	390
Hilton Garden Inn	1	120
	12	1,331
IHG
Holiday Inn Express	2	182
Holiday Inn Express & Suites	4	365
Holiday Inn(1) (2)	1	119
Staybridge Suites	1	92
	8	758
Hyatt
Hyatt Place	4	556

Choice(2) (3)
Cambria Suites	1	113

AmericInn International
AmericInn Hotel & Suites(2) (4)	4	285
AmericInn(2) (5)	1	89
	5	374
Starwood
Aloft	1	136

Carlson
Country Inn & Suites By Carlson	1	64

Independent
Aspen Hotel & Suites	1	57
Aspen Suites(2) (6)	4	390
	5	447

Total	65	6,533

(1)	Formerly Cambria Suites, Boise, ID.
(2)	As of March 30, 2011, these hotels were independent hotels, not operating under a nationally recognized brand.
(3)	Hotel expected to be converted to a SpringHill Suites by Marriott effective June 24, 2011.
(4)	Formerly Comfort Inn, Salina, KS; Comfort Inn, Missoula, MT; Comfort Suites, Golden, CO; Comfort Inn & Suites, Twin Falls, ID.
(5)	Formerly Comfort Inn, Ft. Smith, AR.
(6)	Formerly Cambria Suites, Baton Rouge, LA; Cambria Suites, San Antonio, TX; Comfort Suites, Charleston, WV; Comfort Suites, Ft. Worth, TX.

Our portfolio consists of what we consider “seasoned” and “unseasoned” hotels. We believe our unseasoned hotels have continued to stabilize since their construction or brand conversion during a dramatic economic slowdown. Most of our unseasoned hotels are newer, larger and are located in larger markets than those of our seasoned hotels and operate under premium franchise brands. As a result, we believe our unseasoned hotels are particularly well-positioned to generate RevPAR growth for our portfolio as economic conditions improve.

The following table sets forth various statistical and operating information related to our seasoned hotel portfolio (dollars in thousands, except ADR and RevPAR):

	Three Months Ended March 31,		Percentage
	2011	2010	Change
Number of hotels at end of period	46	46	—
Average number of rooms	4,173	4,173	—
Revenue	$21,049	$20,473	2.8%
Occupancy	59.2%	60.8%	(2.6)%
ADR	$93.31	$88.22	5.8%
RevPAR	$55.20	$53.65	2.9%

The following table sets forth various statistical and operating information related to our unseasoned hotel portfolio (dollars in thousands, except ADR and RevPAR):

	Three Months Ended March 31,		Percentage
	2011	2010	Change
Number of hotels at end of period	19	19	—
Average number of rooms	2,360	2,360	—
Revenue	$12,358	$10,890	13.5%
Occupancy	62.8%	57.6%	9.0%
ADR	$89.77	$86.12	4.2%
RevPAR	$56.41	$49.58	13.8%

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed the IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  Accordingly, we believe that a discussion of our results of operations for a partial quarter would not be meaningful, and we have therefore set forth a discussion comparing the combined operating results of our operations for the period from February 14, 2011 through March 31, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor, Summit Hotel Properties, LLC, to the historical results of our predecessor for the three months ended March 31, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table presents our results of operations for the three months ended March 31, 2011 and 2010 and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Quarter-over-Quarter
	Period February 14, 2011 through March 31, 2011	Period January 1, 2011 through February 13, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change
					$	%
Revenues:	$18,809	$14,598	$33,407	$31,363	$2,044	6.5%
Hotel operating expenses:	$12,045	$12,378	$24,423	$22,257	$2,166	9.7%
Total expenses:	$16,744	$15,807	$32,551	$29,173	$3,378	11.6%
Income from operations:	$2,065	$(1,208)	$857	$2,189	$(1,332)	(60.8)%
Total other income (expense):	$(3,507)	$(4,659)	$(8,166)	$(5,593)	$(2,573)	(46.0)%
Net income (loss):	$(1,614)	$(6,207)	$(7,821)	$(3,556)	$(4,265)	(119.9)%

Income from Operations. Income from operations decreased by approximately $1.3 million to approximately $857,000 for the three months ended March 31, 2011 from approximately $2.2 million for the three months ended March 31, 2010. This decrease was primarily the result of an increase in one-time expenses related to the IPO and formation transactions recognized in the first quarter of 2011.  These one-time transition expenses were approximately $270,000 in additional direct expenses and approximately $440,000 in additional indirect expenses, both related to the change of management from The Summit Group to Interstate.   There was also approximately $596,000 in additional corporate general and administrative expenses that were either one-time expenses, such as bonuses paid based on our predecessor’s operations in 2010 and directors’ stock compensation expense, or related to the audit for the year ended December 31, 2010 and our combined Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue. The following tables set forth key operating metrics for our total portfolio, our seasoned portfolio and our unseasoned portfolio for the three months ended March 31, 2011 and 2010 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended March 31, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total/Same-store (65 hotels)	$33,407	60.5%	$91.98	$55.64
Seasoned (46 hotels)	$21,049	59.2%	$93.31	$55.20
Unseasoned (19 hotels)	$12,358	62.8%	$89.77	$56.41

	Three Months Ended March 31, 2010
	Total Revenue	Occupancy	ADR	RevPAR
Total/Same-store (65 hotels)	$31,363	59.6%	$87.49	$52.18
Seasoned (46 hotels)	$20,473	60.8%	$88.22	$53.65
Unseasoned (19 hotels)	$10,890	57.6%	$86.12	$49.58

	Percentage Change from Three Months Ended March 31, 2010 to Three Months Ended March 31, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total/Same-store (65 hotels)	6.5%	1.4%	5.1%	6.6%
Seasoned (46 hotels)	2.8%	(2.6)%	5.8%	2.9%
Unseasoned (19 hotels)	13.5%	9.0%	4.2%	13.8%

The 6.5% increase in revenues for our total portfolio was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels.

The 2.8% increase in seasoned hotel revenue was primarily caused by a 2.9% increase in seasoned hotel RevPAR resulting from the 5.8% increase in ADR that more than offset the 2.6% decline in occupancy. The 13.5% increase in unseasoned hotel revenue was primarily due to a 9% increase in occupancy at the unseasoned hotels as they continue to stabilize within their markets and was complemented by a 4.2% increase in ADR, resulting in a 13.8% increase in unseasoned hotel RevPAR. Unseasoned hotel RevPAR increased to $56.41 for the three months ended March 31, 2011 from $49.58 for the prior-year period as a result of improving economic conditions and overall stabilization of the hotels.

Hotel Operating Expenses. Of the 9.7% increase in total hotel operating expenses for the three months ended March 31, 2011 over the three months ended March 31, 2010, approximately $710,000 related to expenses that were incurred during the transition of management of the hotels to Interstate. The balance of the increase was directly related to the increase in sales revenue of approximately $2.0 million.

Corporate general and administrative.  Corporate general and administrative expenses for the three months ended March 31, 2011 are new and due entirely to the IPO, which was completed February 14, 2011. The total amount of approximately $1.3 million for the three months ended March 31, 2011 includes approximately $596,000 of one-time expenses, such as bonuses paid based on our predecessor’s operations in 2010 and directors’ stock compensation expense, or expenses related to the audit for the year ended December 31, 2010 and our combined Annual Report on Form 10-K for the year ended December 31, 2010.

Other Income/Expense.  The $2.6 million increase in interest expense was the result of defeasance and exit fees for the Lehman and Fortress loans paid off with proceeds from the IPO.

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

Cash Flows

Due to the payment of accrued expenses during the IPO, net cash provided by operating activities decreased approximately $1.7 million for the three months ended March 31, 2011 compared to the prior-year period. The approximately $1.5 million increase in net cash used in investing activities for the three months ended March 31, 2011 compared to the prior-year period was the result of $2.7 in franchise fee relicensing expense related to the IPO that was partially offset by the release of approximately $1.3 million in restricted funds from the payoff of the Lehman loan. The approximately $9.5 million increase in net cash provided by financing activities for the three months ended March 31, 2011 compared to the prior-year period was primarily due to net proceeds from the IPO and concurrent private placement, partially offset by repayment of loan obligations and distributions to members of our predecessor.  Immediately prior to completion of the formation transactions and in accordance with the terms of the merger agreement, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of approximately $8.3 million.  Our predecessor paid approximately $535,000 of priority returns during the first quarter of 2010.  Effective upon the closing of the Merger, no additional payments on priority returns to former members of our predecessor will be made.

Acquisitions

In addition to the three hotels we acquired in April 2011, as described below under “—Recent Developments,” we have entered into two agreements to purchase two hotels for purchase prices aggregating approximately $23.9 million:

●
a 216-room hotel located in downtown Minneapolis, Minnesota for a purchase price of $10.5 million, or approximately $48,600 per key. If we complete this acquisition, we expect to convert the brand of the hotel after completing significant capital improvements of approximately $12.0 million, or approximately $56,000 per key, for a combined aggregate purchase price and renovation cost of approximately $22.6 million, or approximately $105,000 per key; and

●
a 122-room hotel located in Duluth, Georgia for a purchase price of $13.4 million, or approximately $109,426 per key.  If we complete the acquisition of this hotel, we expect to perform a standard renovation of approximately $650,000, for a combined purchase price and renovation cost of approximately $114,754 per key.

We expect to complete each of these purchases in the second quarter of 2011, but we may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and thus, we cannot assure you that we will acquire any of these properties.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements with working capital, cash provided by operations, short-term borrowings under our senior secured revolving credit facility that we entered into on April 29, 2011 described below and with remaining proceeds of the IPO and concurrent private placement of approximately $8.8 million as of March 31, 2011. When we entered into the secured credit facility we transferred to it the outstanding principal balance on the $30.0 million unsecured credit facility of $25.2 million and terminated the $30.0 million unsecured credit facility. We believe that our working capital and cash provided by operations will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, including approximately $32.7 million in capital expenditures pursuant to property improvement plans we expect to complete before June 30, 2012, and scheduled debt payments, including maturing loans. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including working capital, cash provided by operations, long-term hotel mortgage indebtedness and other borrowings, including borrowings under our secured credit facility. In addition, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, once the total net proceeds of the IPO and concurrent private placement have been invested, we will need to raise additional capital in order to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional capital on terms acceptable to us, if at all. We anticipate that debt we incur in the future may include, as does our current debt. restrictions (including lockbox and cash management provisions) that under certain circumstances may limit or prohibit our operating partnership and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

$30 Million Unsecured Credit Facility

On March 31, 2011, our operating partnership, as borrower, and Summit REIT, as guarantor, entered into a $30.0 million unsecured revolving credit facility with Deutsche Bank AG New York Branch.  The purpose of the revolving credit facility was to fund hotel acquisitions, to fund capital expenditures, to refinance debt and for general working capital purposes.  On April 29, 2011, when we entered into the $100.0 million secured credit facility discussed below, we terminated this unsecured facility and transferred its outstanding principal balance of $25.2 million to the secured credit facility.

$100 Million Senior Secured Revolving Credit Facility

On April 29, 2011, our operating partnership, as borrower, and Summit REIT, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank.

The following is a summary of the terms and conditions for our secured credit facility.

Our operating partnership is the borrower under the credit facility. The credit facility is guaranteed by Summit REIT and all of our existing and future subsidiaries that own or lease a “borrowing base asset.”

Outstanding borrowings on the senior secured revolving credit facility are limited to the least of (1) $100.0 million, (2) 55% of the aggregate appraised value of the borrowing base assets and (3) the aggregate adjusted net operating income of the borrowing base assets securing the facility divided by 150% of the monthly factor shown on a standard level constant payment table for a fully amortizing 25-year loan based on an assumed interest rate equal to the greatest of (x) the ten-year U.S. Treasury rate plus 3.5%, (y) 7.00% and (z) the weighted-average interest rate then applicable to advances outstanding under the secured revolving credit facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties.

Payment Terms. We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at maturity, which is April 29, 2014. We may extend the maturity date for one year subject to certain criteria being met. We have the right to repay all or any portion of the outstanding borrowings from time to time without penalty or premium, other than customary early payment fees if we repay a LIBOR loan before the end of the contract period. In addition, we will be required to make earlier principal reduction payments in the event of certain changes in the borrowing base availability.

We will pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin depends upon the ratio of our outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation), as follows:

Total Debt to EBITDA Ratio	LIBOR Margin	Base Rate Margin
<3.50x	2.50%	1.50%
≥3.50x and <5.00x	3.00%	2.00%
≥5.00x	3.50%	2.50%

On a quarterly basis, we will be required to pay a fee on the unused portion of the credit facility equal to the unused amount multiplied by an annual rate of either (i) 0.50%, if the unused amount is equal to or greater than 50% of the maximum aggregate amount of the credit facility, or (ii) 0.375%, if the unused amount is less than 50% of the maximum aggregate amount of the credit facility. We are also required to pay other fees, including customary arrangement, administrative and fronting fees.

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation) as follows:

Period	Leverage Ratio
April 29, 2011 through April 29, 2012	6.25:1.00
April 29, 2012 through April 29, 2013	6.00:1.00
April 29, 2013 through April 29, 2014	5.75:1.00
April 29, 2014 and thereafter	5.25:1.00

●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation) as follows:

Period	Consolidated Fixed Charge Coverage Ratio
April 29, 2011 through April 29, 2013	1.50:1.00
April 29, 2013 through April 29, 2014	1.60:1.00
April 29, 2014 and thereafter	1.75:1.00

●	a minimum consolidated tangible net worth (as defined in the loan documentation) of not less than $228,728,000 plus 80% of the net proceeds of subsequent common equity issuances; and

●	a maximum dividend payout ratio of 95% of FFO (as defined in the loan documentation) or an amount necessary to maintain REIT tax status and avoid corporate income and excise taxes.

We are subject to other customary covenants, including restrictions on investments, limitations on liens and maintenance of properties. The credit facility also contains customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period and bankruptcy or insolvency.

Borrowing Base Assets. The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets, and Summit TRS II, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets.  As of the date of the credit facility, mortgage liens were granted on 18 of our hotel properties, including:

Brand	Address	City	County	State
Springhill Suites	306 Markham Center Drive	Little Rock	Pulaski	AR
Fairfield Inn	6851 Tower Road	Denver	Denver	CO
Hampton Inn	1620 Oakridge Drive	Fort Collins	Larimer	CO
Fairfield Inn	11907 W 6th Avenue	Golden	Jefferson	CO
Hampton Inn	3270 South Shoshone Street	Boise	Ada	ID
Hampton Inn	1658 Fillmore Street North	Twin Falls	Twin Falls	ID
Residence Inn	7811 W Jefferson Boulevard	Fort Wayne	Allen	IN
Fairfield Inn	2930 Eaglecrest Drive	Emporia	Lyon	KS
Holiday Inn Express	2921 W. 18th Avenue	Emporia	Lyon	KS
Fairfield Inn	1740 West Crawford Street	Salina	Saline	KS
Fairfield Inn	7959 Essen Park Avenue	Baton Rouge	East Baton Rouge Parish	LA
Springhill Suites	7979 Essen Park Avenue	Baton Rouge	East Baton Rouge Parish	LA
TownePlace Suites	8735 Summa Boulevard	Baton Rouge	East Baton Rouge Parish	LA
Hampton Inn	1122 Morrow Road	Medford	Jackson	OR
Springhill Suites	250 Athens Way	Nashville	Davidson	TN
Hampton Inn	1511 South 40 East	Provo	Utah	UT
Fairfield Inn	14595 NE 29th Place	Bellevue	King	WA
Fairfield Inn	311 N Riverpoint Boulevard	Spokane	Spokane	WA

Based on these borrowing base assets, we have borrowing capacity under the credit facility of approximately $59.8 million, $27.7 million of which is outstanding as of May 13, 2011.

Hotels may be added to or removed from the borrowing base at any time so long as there is a minimum of 15 hotels in the borrowing base, the borrowing base assets meet certain diversity requirements (such as limits on concentrations in any particular market) and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above.  Further, to be eligible as a borrowing base asset, the anticipated property must:

●	be franchised with a nationally recognized franchisor;

●	have been in operation a minimum of one year;

●	satisfy certain ownership, management and operating lessee criteria;

●	not be subject to material defects, such as liens, title defects, environmental contamination; and

●	other standard lender criteria.

Furthermore, prior to April 29, 2013 we also may elect to increase the amount of the credit facility by up to an additional $100.0 million, increasing the maximum aggregate amount of the credit facility to $200.0 million, subject to the identification of a lender or lenders willing to make available the additional amounts, including new lenders acceptable to us and the administrative agent.

On May 13, 2011, Summit OP entered into an agreement with Deutsche Bank and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.0 million to $125.0 million.

Indebtedness

At March 31, 2011, we had approximately $195.7 million in outstanding indebtedness and 33 hotels unencumbered by mortgage debt, including 25 hotels with 2,330 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. As discussed above, on April 29, 2011 we entered into a $100.0 million senior secured revolving credit facility to fund future acquisitions, as well as for property redevelopments and working capital requirements (including the repayment of debt), that is secured by 18 of the 33 hotel properties that were unencumbered by mortgage debt as of March 31, 2011 and which provide approximately $59.8 million of total borrowing capacity as of May 13, 2011. As of May 13, 2011, we have approximately $27.7 million or outstanding borrowings under the credit facility.

The following table sets forth our mortgage debt obligations that were outstanding as of March 31, 2011:

Lender	Collateral	Outstanding Principal Balance as of March 31, 2011	Interest Rate as of March 31, 2011(1)	Amortization (years)	Maturity Date
Bank of the Cascades	Residence Inn by Marriott, Portland, OR	$12,623	Prime rate, subject to a floor of 6.00%	25	09/30/11

ING Investment Management(2)(13)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Courtyard by Marriott, Memphis, TN Hampton Inn & Suites, El Paso, TX Hampton Inn, Ft. Smith, AR	28,594	5.60%	20	07/01/25

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	7,229	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	Aspen Hotel & Suites, Ft. Smith, AR	1,573	6.50%	20	06/24/12

Bank of the Ozarks(3)	Hyatt Place, Portland, OR	6,409	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

ING Investment Management(4)(8) (13)	Hilton Garden Inn, Ft. Collins, CO	7,838	6.34%	20	07/01/12

ING Investment Management(4)(9) (13)	AmericInn, Ft. Smith, AR Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Courtyard by Marriott, Missoula, MT AmericInn Hotel & Suites, Missoula, MT	29,037	6.10%	20	07/01/12

BNC National Bank(11)	Hampton Inn & Suites, Ft. Worth, TX	5,670	5.01%	20	11/01/13

First National Bank of Omaha(5)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	24,097	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(6)(10) (13)	Residence Inn by Marriott, Ridgeland, MS	6,190	6.61%	20	11/01/28

General Electric Capital Corp.(12)	Aspen Suites, San Antonio, TX	11,098	90-day LIBOR + 2.55%	25	04/01/14

National Western Life Insurance(7)	Courtyard by Marriott, Scottsdale, AZ SpringHill Suites by Marriott, Scottsdale, AZ	13,526	8.00%	17	01/01/15

BNC National Bank(11)	Holiday Inn Express & Suites, Twin Falls, ID	5,814	Prime rate - 0.25% (14)	20	04/01/16

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	16,493	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(12)	SpringHill Suites by Marriott, Denver, CO	8,581	90-day LIBOR + 1.75%	20	04/01/18

General Electric Capital Corp.(12)	Aspen Suites, Baton Rouge, LA	10,942	90-day LIBOR + 1.80%	25	03/01/19

Total		$195,714

(1)	As of March 31, 2011, the Prime rate was 3.25% and the 90-day LIBOR rate was 0.30%.

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

(7)
On December 8, 2009, we entered into two cross-collateralized and cross-defaulted mortgage loans with National Western Life Insurance in the amounts of $8,650,000 and $5,350,000.  If these loans are prepaid, there is a prepayment penalty ranging from 1% to 5% of the principal being prepaid. A one-time, ten-year extension of the maturity date is permitted, subject to the satisfaction of certain conditions.

(8)
This loan is cross-collateralized with the ING Investment Management loan secured by the following hotel properties: AmericInn, Ft. Smith, AR; Holiday Inn Express, Sandy, UT; Fairfield Inn by Marriott, Lewisville, TX; Hampton Inn, Denver, CO; Holiday Inn Express, Vernon Hills, IL; Hampton Inn, Fort Wayne, IN; Courtyard by Marriott, Missoula, MT; AmericInn Hotel & Suites, Missoula, MT.

(9)	This loan is secured by multiple hotel properties.

(10)
This loan is cross-collateralized with the ING Investment Management loan secured by the following hotel properties: Fairfield Inn & Suites by Marriott, Germantown, TN; Residence Inn by Marriott, Germantown, TN; Holiday Inn Express, Boise, ID; Courtyard by Marriott, Memphis, TN; Hampton Inn & Suites, El Paso, TX; Hampton Inn, Ft. Smith, AR.

(11)	The two BNC loans are cross-defaulted.

(12)
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

(13)
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

(14)	As of April 1, 2011, the interest rate on this loan was fixed at 4.81%.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

In connection with the March 23, 2011 termination of franchise agreements with Choice, we executed agreements with ING Investment Management and with General Electric Capital Corp. in connection with the termination of the franchise agreements with respect to the hotels securing loans from these lenders. On March 29, 2011, ING Investment Management agreed to forbear, for a period of 60 days, from declaring any default relating to the termination of the Choice franchise agreements.  On March 30, 2011, General Electric Capital Corp. agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if the Choice franchise was not reinstated by May 30, 2011. On May 10, 2011, General Electric Capital Corp. amended and restated its waivers to state that an event of default would be declared if a replacement franchise agreement is not entered into by May 30, 2011.

Capital Expenditures

We have budgeted to spend approximately $32.7 million before June 30, 2012 for capital improvements to be made to the hotels in our portfolio, including capital improvements that we may be required to make pursuant to property improvement plans with respect to certain hotels in our portfolio. We expect to use approximately $10.0 million of the net proceeds of the IPO and concurrent private placement to fund these capital improvements. We expect to fund the balance of these capital improvements with borrowings and other potential sources of capital.

Upon completion of the IPO, the hotel management agreement with Interstate required us to deposit approximately $5.3 million of the net proceeds of the IPO and the concurrent private placement into an account to be used to replace or refurbish furniture, fixtures and equipment at the hotels in our portfolio. We expect to use all of this $5.3 million to fund a portion of the $20.0 million in budgeted capital improvements. We will not be required to deposit additional funds into this account but we may elect to do so at our discretion as part of our capital budgeting process.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of March 31, 2011 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$208.1	$58.6	$83.9	$24.8	$40.8
Operating Lease obligations	7.7	0.2	0.5	0.5	6.5
Total	$215.8	$58.8	$84.4	$25.3	$47.3

(1)
The amounts shown include amortization of principal on our fixed-rate and variable-rate obligations, debt maturities on our fixed-rate and variable-rate obligations and estimated interest payments on our fixed-rate obligations.  Interest payments have been included based on the weighted-average interest rate.

In addition, we are required to make payments of management fees under our hotel management agreements based on a percentage of revenues at our hotels.

Non-GAAP Financial Measures

In addition to occupancy, ADR and RevPAR, we use certain non-GAAP financial measures — funds from operations (“FFO”) and earnings before income taxes, depreciation and amortization (“EBITDA”) — to assess our financial condition and operating performance. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. FFO and EBITDA are supplemental financial measures and are not defined by GAAP. As calculated by us, these financial measures may not be comparable to FFO and EBITDA reported by other companies that do not define those terms exactly as we define them. FFO and EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as alternatives to operating income or net income determined in accordance with GAAP, as indicators of performance or as alternatives to cash flows from operating activities as indicators of liquidity.

FFO

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to shares of common stock and Common Units in accordance with the April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our interpretation of the NAREIT definition is that noncontrolling interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

FFO is a non-GAAP financial measure. The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales and noncontrolling interest. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations.

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the company’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of our operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as performance measures. We present FFO applicable to shares of common stock and Common Units because our Common Units will be redeemable for shares of common stock. We believe it is meaningful for the investor to understand FFO applicable to all shares of common stock and Common Units.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income (loss), for the same periods and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Quarter-over-Quarter
	Period February 14, 2011 through March 31, 2011	Period January 1, 2011 through February 13, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change
					$	%
Net income (loss)	$(1,614)	$(6,207)	$(7,821)	$(3,556)	$(4,265)	(119.9)%
Depreciation and amortization	3,429	3,429	6,858	6,851	7	0.1%
Funds from Operations (FFO)	$1,815	(2,778)	$(963)	$3,295	$(4,258)	(129.2)%

EBITDA

EBITDA is a non-GAAP financial measure. Our EBITDA computation may not be comparable to EBITDA reported by other companies that interpret the definition of EBITDA differently than we do. Management believes EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors and should be considered along with, but not as an alternative to, net income, cash flow and FFO, as measures of our operating performance.

The following table reconciles EBITDA to the most directly comparable GAAP measure, net income (loss), for the same periods and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Quarter-over-Quarter Change
	Period February 14, 2011 through March 31, 2011	Period January 1, 2011 through February 13, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	$	%
Net income (loss)	$(1,614)	$(6,207)	$(7,821)	$(3,556)	$(4,265)	(119.9)%
Depreciation and amortization	3,429	3,429	6,858	6,851	7	0.0%
Interest expense	3,511	4,666	8,177	5,567	2,610	46.9%
Interest income	(4)	(7)	(11)	(12)	1	0.8%
Income taxes	172	339	511	152	359	236.2%
EBITDA	$5,494	$2,220	$7,714	$9,002	$(1,288)	(14.3)%

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our combined Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments

On April 15, 2011, we purchased a 91-room Homewood Suites located in Ridgeland, Mississippi for a purchase price of $7.3 million, or approximately $80,219 per key.  We funded the purchase price of this acquisition with borrowings on our unsecured credit facility.  We expect to perform a standard renovation of approximately $820,000, for a combined aggregate purchase price and renovation cost of approximately $89,000 per key.  In connection with this acquisition, we have contracted with Interstate to manage the hotel pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages our other hotels.  The initial term of this agreement is three years and will automatically extend for three-year terms unless either party gives prior written notice of termination.

On April 27, 2011, we purchased a 143-room Holiday Inn located in Duluth, Georgia and a 121-room Staybridge Suites located in Glendale (Denver), Colorado for a combined purchase price of $17.0 million. We funded the purchase prices of these acquisitions with borrowings on our unsecured credit facility. We expect to perform standard renovations of approximately $2.5 million in the aggregate, for a combined aggregate purchase price and renovation cost of approximately $72,000 per key.  We have contracted with Interstate to manage the Staybridge Suites pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages our other hotels.  The initial term of this agreement is three years and will automatically extend for three-year terms unless either party gives prior written notice of termination.  We have contracted with IHG Management LLC (“IHG Management”) to manage the Holiday Inn pursuant to a hotel management agreement with a 20-year term, which is extendable at IHG Management’s option, upon written notice and if not then in default on the agreement, by up to two five-year terms, a base management fee of 3% of Adjusted Gross Revenues (as defined in the agreement) and an incentive fee of 30% of the excess Net Cash Flow (as defined in the agreement) of the hotel above an 11% return to us during each fiscal year of the agreement’s term.

Following the March 23, 2011 termination of the franchise agreements with Choice for 11 of our hotels, we entered into license or franchise agreements for six hotels and intend to enter into agreements with various franchisors of nationally recognized brands for five others.  On April 6, 2011, we entered into a license agreement with an affiliate of IHG to operate our 119-room hotel in Boise, Idaho as a Holiday Inn.  On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC to operate each of the following properties as an AmericInn or an AmericInn Hotel & Suites:

●	our 62-room hotel in Golden, Colorado;

●	our 111-room hotel in Twin Falls, Idaho;

●	our 52-room hotel in Missoula, Montana;

●	our 60-room hotel in Salina, Kansas; and

●	our 89-room hotel in Ft. Smith, Arkansas.

We intend to enter into a franchise agreement, to be effective June 24, 2011, with Marriott to operate our 113-room hotel in Bloomington, Minnesota as a SpringHill Suites by Marriott. Finally, we are in active negotiations with various franchisors to convert the following properties to nationally recognized brands:

●	our 126-room hotel in San Antonio, Texas;

●	our 127-room hotel in Baton Rouge, Louisiana;

●	our 67-room hotel in Charleston, West Virginia; and

●	our 70-room hotel in Ft. Worth, Texas.

We can give no assurance that we will be able to convert these properties to nationally recognized brands.

On April 29, 2011, our operating partnership, as borrower, and Summit REIT, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility.

On April 29, 2011, when we entered into the $100.0 million senior secured revolving credit facility, we terminated the $30.0 million unsecured revolving credit facility and transferred its outstanding principal balance of $25.2 million to the $100.0 million senior secured revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of March 31, 2011, approximately 47.2%, or approximately $92.4 million, of our debt bore fixed interest rates and approximately 52.8%, or approximately $103.3 million bore variable interest rates. Assuming no increase in the amount of our variable rate pro forma debt, if the interest rates on our variable rate pro forma debt were to increase by 100 basis points, our cash flow would decrease by approximately $300,000 per year.

As of May 13, 2011, approximately 44.0%, or approximately $98.2 million, of our debt bore fixed interest rates and approximately 56.0%, or approximately $125.2 million bore variable interest rates. Assuming no increase in the amount of our variable rate pro forma debt, if the interest rates on our variable rate pro forma debt were to increase by 100 basis points, our cash flow would decrease by approximately $510,000 per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $52.9 million of our long-term debt will mature during the next 12 months, which amount includes amortizing principal paid in regular monthly payments, of which  approximately $31.0 million bears fixed interest rates and $21.9 million bears variable interest rates.

Item 4.	Controls and Procedures.

Controls and Procedures—Summit REIT

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Summit REIT has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Summit REIT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Summit REIT’s management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

On March 23, 2011, Choice Hotels International terminated the following franchise agreements effective as of that date:

●	our 127-room hotel in Baton Rouge, Louisiana;

●	our 126-room hotel in San Antonio, Texas;

●	our 119-room hotel in Boise, Idaho;

●	our 89-room hotel in Ft. Smith, Arkansas;

●	our 60-room hotel in Salina, Kansas;

●	our 52-room hotel in Missoula, Montana;

●	our 62-room hotel in Golden, Colorado;

●	our 111-room hotel in Twin Falls, Idaho;

●	our 67-room hotel in Charleston, West Virginia; and

●	our 70-room hotel in Ft. Worth, Texas.

Choice also terminated the franchise agreement for our 113-room hotel in Bloomington, Minnesota effective June 23, 2011.  On March 24, 2011, we filed an arbitration action with the American Arbitration Association in Maryland against Choice claiming wrongful termination of our franchise agreements.  On March 31, 2011, Choice filed suit in United States District Court claiming trademark infringement and breach of contract.  In addition, in response to our arbitration action, Choice responded with counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The parties expect to agree to address all claims solely through arbitration.  We vehemently deny all asserted claims and are vigorously defending the claims.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Securities Sold

There were no unregistered sales of equity securities during the three months ended March 31, 2011 other than as previously reported in our Current Report on Form 8-K filed with the SEC on February 18, 2011 relating to the concurrent private placement and the formation transactions.

Use of Proceeds––Initial Public Offering and Concurrent Private Placement

On February 14, 2011, Summit REIT closed the IPO, pursuant to which it sold 26,000,000 shares of common stock at a public offering price of $9.75 per share. Summit REIT raised approximately $253.5 million in gross IPO proceeds and approximately $11.6 million in gross proceeds from the concurrent private placement referred to above, resulting in net proceeds to Summit REIT from the IPO and the concurrent private placement of approximately $241.3 million, after deducting approximately $17.7 million in underwriting discounts related to shares of common stock sold in the IPO and approximately $6.1 million in other expenses relating to the IPO, the concurrent private placement and the formation transactions.  In connection with the IPO, the concurrent private placement and the formation transactions, affiliates of Summit REIT and Summit OP incurred legal, accounting and related costs, which were reimbursed by Summit REIT upon completion of the IPO.  These costs were paid from the gross proceeds of the IPO.

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

Summit REIT contributed the net proceeds of the IPO and the concurrent private placement to Summit OP in exchange for Common Units.  As of March 31, 2011, Summit OP had used an aggregate of approximately $232.5 million of the net proceeds of the IPO and the concurrent private placement as follows:

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

Neither Summit REIT nor Summit OP has repurchased any of Summit REIT’s common stock or Summit OP’s Common Units.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

On May 13, 2011, Summit OP, as borrower, Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and U.S. Bank National Association (“U.S. Bank”), as acceding lender, entered into an Accession Agreement (the “Accession Agreement”) that increased the maximum outstanding borrowings that Summit OP may have on its senior secured revolving credit facility from $100.0 million to $125.0 million.  Pursuant to the Accession Agreement, U.S. Bank became a lender under the senior secured revolving credit facility, with a maximum exposure of $20.0 million.  Concurrent with the entry into the Accession Agreement, Deutsche Bank increased its commitment under the senior secured revolving credit facility from $25.0 million to $30.0 million.  No other terms or conditions of the credit facility were amended.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
$30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 6, 2011).

10.2
$100,000,000 Credit Agreement dated April 29, 2011 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Royal Bank of Canada, KeyBank National Association and Regions Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.3
Amendment Letter to $30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated April 26, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.5
Tax Protection Agreement, dated February 10, 2011, between the Operating Partnership and The Summit Group, Inc. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.6
Transition Services Agreement, dated February 14, 2011, between the Operating Partnership and The Summit Group, Inc. (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.7
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.8
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.9
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.10
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.11
Employment Agreement, dated February 14, 2011, between the Company and Kerry W. Boekelheide (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.12
Employment Agreement, dated February 14, 2011, between the Company and Daniel P. Hansen (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.13
Employment Agreement, dated February 14, 2011, between the Company and Craig J. Aniszewski (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.14
Employment Agreement, dated February 14, 2011, between the Company and Stuart J. Becker (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.15
Employment Agreement, dated February 14, 2011, between the Company and Ryan A. Bertucci (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.16	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).
10.17†	Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association
31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 16, 2011	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

	By:		Summit Hotel GP, LLC, its general partner

		By:		Summit Hotel Properties, Inc., its sole member

Date: May 16, 2011			By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
$30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 6, 2011).

10.2
$100,000,000 Credit Agreement dated April 29, 2011 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Royal Bank of Canada, KeyBank National Association and Regions Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.3
Amendment Letter to $30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated April 26, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.5
Tax Protection Agreement, dated February 10, 2011, between the Operating Partnership and The Summit Group, Inc. (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.6
Transition Services Agreement, dated February 14, 2011, between the Operating Partnership and The Summit Group, Inc. (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.7
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.8
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.9
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.10
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.11
Employment Agreement, dated February 14, 2011, between the Company and Kerry W. Boekelheide (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.12
Employment Agreement, dated February 14, 2011, between the Company and Daniel P. Hansen (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.13
Employment Agreement, dated February 14, 2011, between the Company and Craig J. Aniszewski (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.14
Employment Agreement, dated February 14, 2011, between the Company and Stuart J. Becker (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.15
Employment Agreement, dated February 14, 2011, between the Company and Ryan A. Bertucci (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.16	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).
10.17†	Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association
31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.