Form 10-Q
period 2011-06-30
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2011-08-15
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 11, 2011, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 27,278,000 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 37,378,000, including Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended June 30, 2011 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

•	“Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;

•	“Summit OP” mean Summit Hotel OP, LP, a Delaware limited partnership, our operating partnership;

•
“our predecessor” mean Summit Hotel Properties, LLC, a South Dakota limited liability company that was merged into Summit OP on February 4, 2011 and is considered the acquiror for accounting purposes; and

•
“we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one enterprise. When this report discusses or refers to activities occurring prior to February 14, 2011, the date on which our operations commenced, these references refer to our predecessor.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor.  Also, on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units.  As of June 30, 2011, Summit REIT owned an approximate 73% partnership interest in Summit OP, including the sole general partnership interest held by the General Partner.  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining interests in Summit OP are owned by third parties, including the former members of our predecessor.

We believe combining the Quarterly Reports on Form 10-Q of Summit REIT and Summit OP into this single report provides the following benefits:

•	it enhances investors’ understanding of Summit REIT and Summit OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Summit REIT and Summit OP; and

•	it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

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

Summit REIT’s only material assets are its ownership of Common Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  Summit OP’s capital interests include Common Units representing general and limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and within stockholders’ equity in Summit REIT’s consolidated financial statements as noncontrolling interests.

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

As the sole member of the General Partner, Summit REIT consolidates Summit OP for financial reporting purposes, and Summit REIT does not have assets other than its investment in the General Partner and Summit OP.  Therefore, while stockholders’ equity and partners’ capital differ as discussed above, revenues and expenses, and the assets and liabilities of Summit REIT and Summit OP are the same on their respective financial statements.

Finally, we refer to a number of other entities in this report as follows.  Unless the context otherwise requires or indicates, references in this report to:

•	“our predecessor” include Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”);

•
“our TRSs” refer to Summit Hotel TRS, Inc., a Delaware corporation, and Summit Hotel TRS II, Inc., a Delaware corporation, and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;

•	“our TRS lessees” refer to our TRSs and the wholly owned subsidiaries of our TRSs that lease our hotels from Summit OP or subsidiaries of Summit OP; and

•
“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and Class C Member, which is wholly owned by our Executive Chairman, Kerry W. Boekelheide.

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
	Condensed Consolidated Balance Sheets (unaudited) — June 30, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations (unaudited) — Three and Six Months Ended
	June 30, 2011 and 2010	2
	Condensed Consolidated Statements of Changes in Equity (unaudited) — Six Months Ended
	June 30, 2011	3
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended
	June 30, 2011 and 2010	4

	Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
	Condensed Consolidated Balance Sheets (unaudited) — June 30, 2011 and December 31, 2010	6
	Condensed Consolidated Statements of Operations (unaudited) — Three and Six Months Ended
	June 30, 2011 and 2010	7
	Condensed Consolidated Statements of Changes in Equity (unaudited) — Six Months Ended
	June 30, 2011	8
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended
	June 30, 2011 and 2010	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4.	Controls and Procedures.	46

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	47

Item 1A.	Risk Factors.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47

Item 3.	Defaults Upon Senior Securities.	48

Item 4.	[Removed and Reserved.]	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	48

PART I — FINANCIAL INFORMATION

Item 1.               Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2011 AND DECEMBER 31, 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$29,589,139	$7,977,418
Restricted cash	1,024,109	1,933,268
Trade receivables	4,484,399	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	3,118,765	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	478,633,469	445,715,804
Deferred charges and other assets, net	9,944,564	4,051,295
Other assets	3,594,787	4,011,992
TOTAL ASSETS	$550,684,205	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$940,827	$864,560
Related party accounts payable	-	771,066
Accrued expenses	14,623,459	11,092,131
Mortgages and notes payable	251,720,675	420,437,207
TOTAL LIABILITIES	267,284,961	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Common stock, $.01 par value per share, 450,000,000 shares authorized,
27,278,000 issued and oustanding as of June 30, 2011	272,780	-
Additional paid-in capital	240,885,162	-
Accumulated deficit and distributions	(2,272,324)	-
Total stockholders' equity	238,885,618	61,468,029
Noncontrolling interest	44,513,626	(1,624,463)
TOTAL EQUITY	283,399,244	59,843,566

TOTAL LIABILITIES AND EQUITY	$550,684,205	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Period 2/14/11 through 6/30/11	Period 1/1/11 through 2/13/11	Six Months Ended 6/30/10

REVENUES
Room revenues	$37,824,945	$35,258,817	$56,271,795	$14,268,042	$65,938,663
Other hotel operations revenues	763,619	590,909	1,125,918	330,251	1,273,783
Total Revenue	38,588,564	35,849,726	57,397,713	14,598,293	67,212,446

EXPENSES
Hotel operating expenses
Rooms	11,727,100	10,505,996	16,643,700	4,960,450	20,048,040
Other direct	5,031,210	4,158,337	7,152,417	2,657,760	8,286,682
Other indirect	9,179,041	9,244,765	14,113,569	4,686,274	17,681,096
Other	201,047	152,108	274,085	73,038	302,361
Total hotel operating expenses	26,138,398	24,061,206	38,183,771	12,377,522	46,318,179
Depreciation and amortization	6,819,608	6,671,258	10,248,823	3,429,216	13,521,822
Corporate general and administrative:
Salaries and other compensation	699,014	-	1,066,032	-	-
Other	774,459	-	1,549,811	-	-
Equity based compensation	175,656	-	302,484	-	-
Hotel property acquisition costs	-	(9,173)	-	-	56,519
Total Expenses	34,607,135	30,723,291	51,350,921	15,806,738	59,896,520

INCOME (LOSS) FROM OPERATIONS	3,981,429	5,126,435	6,046,792	(1,208,445)	7,315,926

OTHER INCOME (EXPENSE)
Interest income	10,280	11,474	14,227	7,139	23,559
Interest expense	(3,007,640)	(7,133,904)	(6,518,769)	(4,666,216)	(12,701,101)
Gain (loss) on disposal of assets	(36,031)	(1,938)	(36,031)	-	(39,389)
Total Other Income (Expense)	(3,033,391)	(7,124,368)	(6,540,573)	(4,659,077)	(12,716,931)

INCOME (LOSS) FROM CONTINUING OPERATIONS	948,038	(1,997,933)	(493,781)	(5,867,522)	(5,401,005)

INCOME TAX EXPENSE	(344,177)	(75,702)	(516,479)	(339,034)	(228,185)

NET INCOME (LOSS)	603,861	(2,073,635)	(1,010,260)	(6,206,556)	(5,629,190)

NET INCOME (LOSS) ALLOCATED TO
NONCONTROLLING INTEREST	163,042	-	(272,770)	-	-

NET INCOME (LOSS) ALLOCATED TO COMMON	$440,819	$(2,073,635)	$(737,490)	$(6,206,556)	$(5,629,190)
STOCKHOLDERS

Net income (loss) per share:
Basic and diluted	$0.02		$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	27,278,000		27,278,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

					Total
	# of Shares			Accumulated	Stockholders'/
	of Common	Common	Additional	Deficit and	Members'	Noncontrolling	Total
	Stock	Stock	Paid-In Capital	Distributions	Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	-	$-	$-	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	-	-	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	-	-	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	-	$-	$-	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel Properties, Inc.
Equity from Predecessor	-	$-	$-	$-	$-	$45,354,075	$45,354,075
Net proceeds from sale of common stock	27,278,000	272,780	240,582,678	-	240,855,458	-	240,855,458
Dividends paid	-	-	-	(1,534,834)	(1,534,834)	(567,679)	(2,102,513)
Equity-based compensation	-	-	302,484	-	302,484	-	302,484
Net income (loss)	-	-	-	(737,490)	(737,490)	(272,770)	(1,010,260)

BALANCES, JUNE 30, 2011	27,278,000	$272,780	$240,885,162	$(2,272,324)	$238,885,618	$44,513,626	$283,399,244

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(7,216,816)	$(5,629,190)
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	13,678,039	13,521,822
Amortization of prepaid lease	23,700	23,700
Equity-based compensation	302,484	-
(Gain) loss on disposal of assets	36,031	39,389
Changes in operating assets and liabilities:
Trade receivables	(1,819,323)	(1,807,872)
Prepaid expenses and other	3,239,939	341,479
Accounts payable and related party accounts payable	(694,799)	(64,614)
Accrued expenses	3,531,328	1,277,181
Restricted cash released (funded)	909,159	85,210

NET CASH PROVIDED BY (USED IN)	11,989,742	7,787,105
OPERATING ACTIVITIES

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(37,700,000)	(604,232)
Purchases of other property and equipment	(11,147,843)	(1,018,274)
Proceeds from asset dispositions, net of closing costs	357,843	7,246

NET CASH PROVIDED BY (USED IN)	(48,490,000)	(1,615,260)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of debt	57,882,528	3,348,350
Principal payments on debt	(226,599,060)	(4,934,721)
Financing fees on debt	(3,641,499)	(963,060)
Proceeds from sale of common stock, net of offering costs	240,855,458	-
Distributions to members	(10,385,448)	(535,261)

NET CASH PROVIDED BY (USED IN)	58,111,979	(3,084,692)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,611,721	3,087,153

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$29,589,139	$11,326,378

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$12,122,358	$12,357,600

Cash payments for state income taxes	$568,967	$51,386

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2011 AND DECEMBER 31, 2010

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$29,589,139	$7,977,418
Restricted cash	1,024,109	1,933,268
Trade receivables	4,484,399	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	3,118,765	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	478,633,469	445,715,804
Deferred charges and other assets, net	9,944,564	4,051,295
Other assets	3,594,787	4,011,992
TOTAL ASSETS	$550,684,205	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$940,827	$864,560
Related party accounts payable	-	771,066
Accrued expenses	14,623,459	11,092,131
Mortgages and notes payable	251,720,675	420,437,207
TOTAL LIABILITIES	267,284,961	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Partners' equity:
Summit Hotel Properties Inc., 27,278,000 units outstanding	238,885,618	-
Unaffiliated Limited partners, 10,100,000 units outstanding	44,513,626	-
Total members'/partners' equity	283,399,244	61,468,029
Noncontrolling interest	-	(1,624,463)
TOTAL EQUITY	283,399,244	59,843,566

TOTAL LIABILITIES AND EQUITY	$550,684,205	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Three Months Ended 6/30/11	Three Months Ended 6/30/10	Period 2/14/11 through 6/30/11	Period 1/1/11 through 2/13/11	Six Months Ended 6/30/10

REVENUES
Room revenues	$37,824,945	$35,258,817	$56,271,795	$14,268,042	$65,938,663
Other hotel operations revenues	763,619	590,909	1,125,918	330,251	1,273,783
Total Revenue	38,588,564	35,849,726	57,397,713	14,598,293	67,212,446

EXPENSES
Hotel operating expenses
Rooms	11,727,100	10,505,996	16,643,700	4,960,450	20,048,040
Other direct	5,031,210	4,158,337	7,152,417	2,657,760	8,286,682
Other indirect	9,179,041	9,244,765	14,113,569	4,686,274	17,681,096
Other	201,047	152,108	274,085	73,038	302,361
Total hotel operating expenses	26,138,398	24,061,206	38,183,771	12,377,522	46,318,179
Depreciation and amortization	6,819,608	6,671,258	10,248,823	3,429,216	13,521,822
Corporate general and administrative:
Salaries and other compensation	699,014	-	1,066,032	-	-
Other	774,459	-	1,549,811	-	-
Equity based compensation	175,656	-	302,484	-	-
Hotel property acquisition costs	-	(9,173)	-	-	56,519
Total Expenses	34,607,135	30,723,291	51,350,921	15,806,738	59,896,520

INCOME (LOSS) FROM OPERATIONS	3,981,429	5,126,435	6,046,792	(1,208,445)	7,315,926

OTHER INCOME (EXPENSE)
Interest income	10,280	11,474	14,227	7,139	23,559
Interest expense	(3,007,640)	(7,133,904)	(6,518,769)	(4,666,216)	(12,701,101)
Gain (loss) on disposal of assets	(36,031)	(1,938)	(36,031)	-	(39,389)
Total Other Income (Expense)	(3,033,391)	(7,124,368)	(6,540,573)	(4,659,077)	(12,716,931)

INCOME (LOSS) FROM CONTINUING OPERATIONS	948,038	(1,997,933)	(493,781)	(5,867,522)	(5,401,005)

INCOME TAX EXPENSE	(344,177)	(75,702)	(516,479)	(339,034)	(228,185)

NET INCOME (LOSS)	603,861	(2,073,635)	(1,010,260)	(6,206,556)	(5,629,190)

Net income (loss) per unit:
Basic and diluted	$0.02		$(0.03)
Weighted-average units outstanding:
Basic and diluted	37,378,000		37,378,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Total
	Summit Hotel	Members'/Unaffiliated Limited	Noncontrolling	Total
	Properties Inc.	Partners' Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel OP, LP
Equity from predecessor/limited partners	$-	$45,354,075	$-	$45,354,075
Contributions	240,855,458	-	-	240,855,458
Dividends paid	(1,534,834)	(567,679)	-	(2,102,513)
Equity-based compensation	302,484	-	-	302,484
Net income (loss)	(737,490)	(272,770)	-	(1,010,260)

BALANCES, JUNE 30, 2011	$238,885,618	$44,513,626	$-	$283,399,244

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(7,216,816)	$(5,629,190)
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	13,678,039	13,521,822
Amortization of prepaid lease	23,700	23,700
Equity-based compensation	302,484	-
(Gain) loss on disposal of assets	36,031	39,389
Changes in operating assets and liabilities:
Trade receivables	(1,819,323)	(1,807,872)
Prepaid expenses and other	3,239,939	341,479
Accounts payable and related party accounts payable	(694,799)	(64,614)
Accrued expenses	3,531,328	1,277,181
Restricted cash released (funded)	909,159	85,210

NET CASH PROVIDED BY (USED IN)	11,989,742	7,787,105
OPERATING ACTIVITIES

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(37,700,000)	(604,232)
Purchases of other property and equipment	(11,147,843)	(1,018,274)
Proceeds from asset dispositions, net of closing costs	357,843	7,246

NET CASH PROVIDED BY (USED IN)	(48,490,000)	(1,615,260)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of debt	57,882,528	3,348,350
Principal payments on debt	(226,599,060)	(4,934,721)
Financing fees on debt	(3,641,499)	(963,060)
Proceeds from sale of common stock, net of offering costs	240,855,458	-
Distributions to members	(10,385,448)	(535,261)

NET CASH PROVIDED BY (USED IN)	58,111,979	(3,084,692)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,611,721	3,087,153

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$29,589,139	$11,326,378

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$12,122,358	$12,357,600

Cash payments for state income taxes	$568,967	$51,386

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation.  The Company holds both general and limited partner interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock.  Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC, (the Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 common units of partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc., the parent company of the Predecessor (“The Summit Group”), contributed its 36% Class B membership interest in Summit Group of Scottsdale, AZ LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units.  Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units.  A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership.  Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

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

As of June 30, 2011, our real estate investment portfolio consists of 69 upscale, upper midscale and midscale hotels with a total of 7,010 guestrooms located in small, mid-sized and suburban markets in 19 states.  (see Note 8 for new acquisitions)  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on interim periods.  Accordingly, certain information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements have been condensed or omitted.  Interim results may not be indicative of fiscal year performance because of seasonal and other factors.  These interim statements should be read in conjunction with the financial statements and notes thereto included in our combined Annual Report on Form 10-K filing for the year ended December 31, 2010.  In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period.  The December 31, 2010 balance sheet has been derived from the Predecessor’s audited financial statements included in our combined Annual Report on Form 10-K for the year ended December 31, 2010.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and the Operating Partnership’s subsidiaries.  The accompanying consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the six months ended June 30:

●
to reclassify (a) $20.0 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $3.0 million of direct hotel operations expense (franchise royalties) as other indirect expense;

●
to reclassify (a) $4.1 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $5.1 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense;

●
to reclassify (a) $2.1 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $9.7 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $302,000 of general, selling and administrative expense (ground rent and other expense) as other expense;

●	to reclassify $2.1 million of repairs and maintenance expense as other direct expenses; and

●	to reclassify $57,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the three months ended June 30:

●
to reclassify (a) $10.5 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $1.6 million of direct hotel operations expense (franchise royalties) as other indirect expense;

●
to reclassify (a) $2.0 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $2.6 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense;

●
to reclassify (a) $1.0 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $5.1 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $152,000 of general, selling and administrative expense (ground rent and other expense) as other expense;

●	to reclassify $1.2 million of repairs and maintenance expense as other direct expenses; and

●	to reclassify ($9,000) of other indirect expense (hotel startup costs) as hotel property acquisition costs.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  Certain provisions of ASU No. 2010-06 to ASC 820 related to separate line items for all purchases, sales, issuances, and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The adoption of this ASC update on January 1, 2011 had no material impact on the consolidated financial statements or disclosures of the Company, the Operating Partnership or the Predecessor.

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  The Company does not feel that this will have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of comprehensive Income.  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 is effective for interim and fiscal years beginning after December 15, 2011.  The Company does not feel that this will have a material impact on the consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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

Our estimates of the fair value of financial instruments as of June 30, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of June 30, 2011, the aggregate fair value of our consolidated mortgages and notes payable is approximately $253.5 million, compared to the aggregate carrying value of approximately $251.7 million on our consolidated balance sheet.  As of December 31, 2010, the aggregate fair value was approximately $401.2 million compared to the aggregate carrying value of approximately $400.8 million.

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items are measured at fair value on a non-recurring basis, such as in determining impairment loss or the value of assets held for sale as described below.

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Assets Held for Sale

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

As a part of regular policy, we periodically review hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.  During the period, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify properties which we believe is either non-core or no longer complement the business as required by FASB ASC 360.  We do not believe that any properties meet this criteria at this time.

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

Equity-Based Compensation

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

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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

NOTE 2 -     INITIAL PUBLIC OFFERING

As noted above, on February 14, 2011, the Company closed its IPO of 26,000,000 shares of common stock and its concurrent private placement of 1,274,000 shares of common stock. Net proceeds received by the Company and the Operating Partnership from the IPO and the concurrent private placement were $240.9 million, after deducting the underwriting discount related to the IPO of $17.7 million and the payment of offering expenses of approximately $7.3 million.  The Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for Common Units.

NOTE 3 -     ACQUISITIONS

We have made four acquisitions during the second quarter of 2011. We purchased the Homewood Suites in Ridgeland, MS on April 15, 2011 for approximately $7.3 million, the Staybridge Suites in Glendale, CO on April 27, 2011 for approximately $10.0 million, the Holiday Inn in Duluth, GA on April 27, 2011 for approximately $7.0 million, and the Hilton Garden Inn in Duluth, GA for approximately $13.4 million on May 25, 2011.  The purchases were financed with borrowings under our unsecured revolving credit facility.  We did not acquire any intangibles or assume any debt related to these four acquisitions.

The following table illustrates the allocation of the aggregated purchase prices for the purchases discussed above during 2011:

2011

Land	5,614
Hotel buildings and improvements	31,054
Furniture, fixtures and equipment	1,032
Current assets	310
Total assets acquired	38,010
Current liabilities	296
Net assets acquired	37,714

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

NOTE 4 -     DEBT OBLIGATIONS

A detail of mortgage loans and notes payable at June 30, 2011 and December 31, 2010, are comprised of the following:

	2011	2010

Fixed-rate mortgage loans	$112.1	$170.1
Variable-rate mortgage loans	139.6	250.3
	$251.7	$420.4

We utilized a portion of the IPO proceeds to pay down outstanding mortgage indebtedness. During the three months ended March 31, 2011, we utilized approximately $227.2 million to reduce outstanding mortgage indebtedness and pay associated costs, as follows:

―	approximately $89.3 million to repay in full a loan from Fortress Credit Corp., including approximately $2.1 million of exit fees, interest and legal fees;

―	approximately $78.2 million to repay in full a loan originally made by Lehman Brothers Bank, including approximately $1.4 million to pay an extinguishment premium and other transaction costs;

―	approximately $21.4 million to repay in full two loans from Marshall & Isley Bank; and

―	approximately $38.3 million to repay in full two loans from First National Bank of Omaha.

In connection with the March 23, 2011 termination of franchise agreements with Choice, we executed agreements with ING Investment Management and with GECC in connection with the termination of the franchise agreements with respect to the hotels securing loans from these lenders.

We entered into agreement with ING Investment Management (“ING”) pursuant to which ING agreed to forbear, for a period of 120 days, from declaring any default relating to the termination of the Choice franchise agreements.  On July 27, 2011, ING agreed to substitute the SpringHill Suites, Flagstaff, AZ, and the Staybridge Suites, Ridgeland, MS, and release the AmericInn, Fort Smith, AR (formerly Comfort Inn) and AmericInn, Missoula, MT (formerly Comfort Inn), and otherwise waive any defaults related to the termination and change of franchise.  The collateral substitution is anticipated to close on or before September 10, 2011, and is subject to satisfaction of typical due diligence and documentation.

GECC agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if a replacement franchise agreement is not entered into by August 15, 2011.  On July 25, 2011, we entered into a non-binding letter of intent pursuant to which we and GECC agreed to modify the loans as follows:  (a) decrease the interest rate to 90-day LIBOR plus 3.50%; (b) certain fixed charge coverage ratios will be modified to reflect the stabilization of revenues of the former Choice hotels after their conversion to other nationally-recognized brands and (c) we will pledge additional collateral to the loans, including the Aloft, Jacksonville, Florida, the Hyatt Place, Las Colinas, Texas, and the Fairfield Inn, Boise, Idaho, which liens on these three additional hotels may be released upon satisfaction of certain fixed charge coverage ratio tests on the collateralized hotels as well as on our entire hotel portfolio.  The modification cures any potential default under the GECC loans related to the change in franchise, and was closed August 15, 2011.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

On March 31, 2011, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $30.0 million unsecured revolving credit facility with Deutsche Bank AG New York Branch.  The purpose of the revolving credit facility was to fund hotel acquisitions, to fund capital expenditures, to refinance debt and for general working capital purposes.

On April 29, 2011, we terminated the $30.0 million unsecured revolving credit facility and the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank.  We will pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus a LIBOR margin between 2.50% - 3.50%, depending upon the ratio of our outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus a margin between 1.50% - 2.50% depending upon the ratio of outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation). Borrowing availability under the facility is subject to a borrowing base of properties pledged as collateral for borrowings under the facility and other conditions.

On May 13, 2011, the Operating Partnership entered into an agreement with Deutsche Bank AG New York Branch and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.00 million to $125.0 million.   As of June 30, 2011, the outstanding principal balance on this secured credit facility was approximately $42.7 million.  Our borrowing capacity as of June 30, 2011 was $59.8 million and $17.1 million was available for future use.

On June 28, 2011, we entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, LP for a loan in the principal amount of $14.75 million secured by a first mortgage lien on real estate, improvements, and personal property related to the SpringHill Suites hotel in Bloomington, MN and the Hampton Inn & Suites hotel in Bloomington, MN.  The interest rate is fixed at 5.67%.  The loan matures July 6, 2016, and principal and interest payments are amortized over a 25 year period.  The loan may not be prepaid before the earlier of the second anniversary of the date on which the loan has been securitized or June 28, 2014, and after such time is subject to prepayment based upon standard defeasance.  The loan is non-recourse, except to Summit OP in the event of standard recourse carve-out provisions.  The borrower must maintain a net operating income at the hotels of at least 80% of net operating income on the date of closing, or excess cash flow from the hotels will be reserved and subject to lender control.

NOTE 5 -     NONCONTROLLING INTERESTS

As of June 30, 2011, limited partners of the Operating Partnership other than the Company owned 10,100,000 Common Units representing an approximate 27% limited partnership interest in the Operating Partnership.  Pursuant to the limited partnership agreement, limited partners other than the Company have redemption rights that will enable them to cause the Operating Partnership to redeem their Common Units in exchange for cash, or at the Operating Partnership’s option, shares of the Company’s common stock on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The holders of Common Units have the right to require the Operating Partnership to redeem part or all of the Common Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to acquire the Common Units in exchange for its common stock on a one-for-one basis beginning on the first anniversary of completion of the IPO. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these Common units as noncontrolling interests as a component of permanent equity on the June 30, 2011 consolidated balance sheet. The share of net loss allocated to these OP units is reported on the accompanying consolidated statement of operations for the period February 14, 2011 through June 30, 2011 as net loss attributable to noncontrolling interests. For the period from February 14, 2011 through June 30, 2011, no OP units were redeemed.

NOTE 6 -     EQUITY-BASED COMPENSATION

The Company measures and recognizes compensation expense for all equity-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards have been determined to be equity-classified awards.

The Company’s 2011 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive award up to an aggregate of 2,318,290 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms may vary with each grant, and option terms are generally five to ten years.

Concurrent with the completion of the IPO, the Company granted options to purchase 940,000 shares of the Company’s common stock.  Options to purchase shares of common stock were granted with exercise prices equal to $9.75 per share, the fair value of the common stock on the date of grant.  Options vest on a ratable basis over a five year period following the date of grant and options terms are generally five to ten years following the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	940,000	$9.75	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at June 30, 2011	940,000	$9.75	9.6	$1,504
Exercisable at June 30, 2011	-	$-	-	$-

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant.

NOTE 7 -     EARNINGS (LOSS) PER SHARE

Diluted loss per share was the same as basic loss per share for the three and six months ended June 30, 2011 because all outstanding stock option awards were anti-dilutive.

NOTE 8 -     COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

On March 23, 2011, Choice Hotels International terminated the franchise agreements for the following hotels effective that date:

●	Cambria Suites, San Antonio, TX;

●	Cambria Suites, Baton Rouge, LA;

●	Cambria Suites, Boise, ID;

●	Comfort Inn, Ft. Smith, AR;

●	Comfort Inn, Salina, KS;

●	Comfort Inn, Missoula, MT;

●	Comfort Suites, Golden, CO;

●	Comfort Inn & Suites, Twin Falls, ID;

●	Comfort Suites, Charleston, WV; and

●	Comfort Suites, Ft. Worth, TX

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

Choice also terminated the franchise agreement for the Cambria Suites, Bloomington, MN effective June 23, 2011.  We filed an arbitration action against Choice claiming wrongful termination of our franchise agreements.  Choice filed suit in United States District Court claiming trademark infringement and breach of contract.  In addition, in response to our arbitration action, Choice responded with counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The parties have agreed to litigate all claims in the arbitration action.  The Company vehemently denies all asserted claims and is vigorously defending the claims.

Following the termination of the 11 franchise agreements with Choice, we entered into new license or franchise agreements for nine hotels.  On April 6, 2011, we entered into a license agreement with Holiday Hospitality Franchising, Inc. for the Holiday Inn in Boise, ID.  On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC for five hotels in Salina, KS; Missoula, MT; Golden, CO; Twin Falls, ID; and Ft. Smith, AR.  On May 17, 2011, we entered into a license agreement with Carlson Inc. for the Country Inn & Suites in San Antonio, TX.  On June 24, 2011, we entered into a franchise agreement with Marriott International, Inc. for the SpringHill Suites in Bloomington, MN.  On August 5, 2011, we entered into a franchise agreement with Hilton Worldwide for the DoubleTree in Baton Rouge, LA.  We anticipate entering into new franchise agreements with respect to our 70 room hotel in Ft. Worth, TX and our 67 room hotel in Charleston, WV, in the third quarter of 2011.  However, we can give no assurance that we will be able to enter into new franchise agreements for these hotels.

NOTE 9 -     RECENT DEVELOPMENTS

On April 27, 2011, we entered into a contract with IHG Management (Maryland) LLC to manage the Holiday Inn hotel in Gwinnett, GA pursuant to a hotel management agreement with a 20-year term, which is extendable at IHG’s option, upon written notice and if not then in default on the agreement, by up to two five-year terms.

On May 25, 2011, we entered into a contract with Noble Management Group, LLC to manage the Hilton Garden Inn hotel in Gwinnett, GA pursuant to a hotel management agreement with a 3-year term, which is extendable at Noble’s option, upon written notice and if not then in default on the agreement, by up to two three-year terms.  In conjunction with this contract, the Company has agreed to enter into additional hotel management agreements with Noble up to a capped amount, which left unfulfilled could lead to the assessment of future fees under the agreement.

We amended the Interstate hotel management agreement, effective as of June 30, 2011, to reduce the base management fee paid to Interstate from 3% to 1.33% of total revenues for 55 of our hotels for all periods from April 1, 2011 through June 30, 2011. We and Interstate entered into the amendment to address operational challenges experienced at the hotels during the second quarter of 2011.

In addition, we have entered into purchase agreements for the acquisition of three existing hotels, and are currently engaged in performing due dilligence investigations for all such properties. We are not contractually obligated to purchase these properties at this time, and may terminate the purchase agreements without penalty during the due dilligence period if we are not satisfied with the results of our due dilligence investigation.

NOTE 10 -   SUBSEQUENT EVENTS

The Company purchased the Courtyard by Marriott in El Paso, TX on July 28, 2011 for approximately $12.4 million.  The purchase was financed with borrowings under our revolving credit facility.

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

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	the state of the economy generally and in specific geographic regions in which our hotels are located and the effect of general economic conditions on the U.S. lodging industry;

●	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

●
risks associated with the hotel industry, including competition, market trends, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

●	the availability and terms of financing and capital and the general volatility of securities markets;

●	our ability to maintain our relationships with our franchisors and enter into new franchise agreements;

●	the termination of franchise agreements and the payment of termination fees;

●	our dependence on third-party managers of our hotels, and our inability to implement strategic business decisions directly;

●	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

●	interest rate increases;

●	our ability to satisfy the requirements for qualification as a REIT and the impact of changes in tax laws and government regulations affecting REITs;

●	the possibility of uninsured losses;

●	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

●
the other factors discussed under the heading “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2010, other filings we make from time to time with the Securities and Exchange Commission (the “SEC”) and elsewhere in this report.

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

Overview

We are a self-managed hotel investment company that was organized in June 2010 to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus exclusively on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). We completed our initial public offering (the “IPO”), a concurrent private placement of our common stock and our formation transactions on February 14, 2011, netting approximately $241.3 million from the IPO and concurrent private placement, after underwriting discounts and the payment by us of offering-related costs.

We had no business activities prior to completion of the IPO and the formation transactions.  Effective February 14, 2011, our predecessor merged with and into Summit OP (the “Merger”), with Summit OP surviving the Merger and succeeding to the business and assets of our predecessor. At the effective time of the Merger, the outstanding membership interests in our predecessor were converted into, and cancelled in exchange for, a total of 9,993,992 Common Units, and the members of our predecessor were admitted as limited partners of Summit OP. Also effective February 14, 2011, The Summit Group contributed its 36% Class B membership interest in Summit of Scottsdale, which owns two hotels in Scottsdale, Arizona, to Summit OP in exchange for 74,829 Common Units, and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to Summit OP in exchange for 31,179 Common Units. As a result of these reorganization transactions, which we refer to as the “formation transactions,” we acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, we assumed the indebtedness of our predecessor and its subsidiaries.  Although Summit OP was the surviving entity in the Merger, our predecessor is considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the Merger.

As of June 30, 2011, our hotel portfolio consisted of 69 hotels with a total of 7,010 guestrooms located in 19 states. Except for five hotels, which are subject to ground leases, we own our hotels in fee simple.  As the hotel industry’s segments are currently defined by STR, 30 of our hotels are upper midscale, 28 of our hotels are upscale and 11 of our hotels are midscale (which reflects our classification of our independently operated hotels as midscale, regardless of amenity level). As of June 30, 2011, 52 of our hotels were encumbered by a total of $251.7 million of mortgage debt. As of June 30, 2011, our hotels, with the exception of our four independently operated hotels, were operated under nationally recognized brands, including brands owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), InterContinental Hotels Group (“IHG”) and an affiliate of Hyatt Hotels Corporation (“Hyatt”), among others.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP, Delaware limited partnership formed in June 2010. Through a wholly owned subsidiary, we are the sole general partner of Summit OP. As of June 30, 2011, Summit REIT owns an approximate 73.0% interest in Summit OP, including general and limited partnership interests. The other limited partners of Summit OP, including The Summit Group and the other former members of our predecessor, own the remaining approximate 27.0% interest in Summit OP as of June 30, 2011. Pursuant to the partnership agreement of Summit OP, through our General Partner we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, make distributions to partners and to cause changes in Summit OP’s business activities.

Summit REIT intends to elect to be taxed as a REIT for federal income tax purposes beginning with its short taxable year ending December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Instead, we lease our hotels to our TRS lessees, which are wholly owned, directly or indirectly, by Summit OP. Our TRS lessees engage third-party hotel management companies to operate and manage our hotels pursuant to hotel management agreements. Substantially all of our hotels (67 of our 69 hotels as of June 30, 2011) are managed by Interstate Management Company, LLC (“Interstate”) pursuant to a hotel management agreement between Interstate and certain of our TRS lessees.  In addition, our TRS lessees have entered into hotel management agreements with Noble Management Group, LLC (“Noble”), pursuant to which Noble manages one hotel, and with IHG Management (Maryland) LLC (“IHG Management”), an affiliate of IHG, pursuant to which IHG Management manages one hotel.  Our TRS lessees may also employ other hotel managers in the future. We believe each of Interstate, Noble and IHG Management qualifies as an “eligible independent contractor” for federal income tax purposes. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees. Our TRS lessees will be disregarded as separate from our TRSs for federal income tax purposes and their operations consolidated into our financial statements for accounting purposes. Our TRSs will be taxed as “C” corporations, and, unlike our predecessor’s income, our TRSs’ income will be subject to federal, state and local income tax, which will reduce our funds from operations and the cash otherwise available for distribution to our stockholders.

Revenues and Expenses

Our revenue is derived from hotel operations and consists of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, substantially all of our revenue is room revenue generated from sales of hotel rooms. We also generate, to a much lesser extent, other hotel operations revenue, which consists of ancillary revenue related to meeting rooms and other guest services provided at our hotels.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenue at our hotels decreases. As reclassified, our hotel operating expenses consist of room expenses (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast), other direct expenses (office supplies, utilities, telephone, advertising and bad debts), other indirect expenses (real and personal property taxes, insurance, travel agent and credit card commissions, hotel management fees and franchise fees), and other expenses (ground rent and other items of miscellaneous expense).

Reclassification of Certain Prior Period Financial Information

Certain reclassifications have been made to the prior-year financial information of our predecessor to conform to our current-year presentation for the three and six month periods ended June 30, 2011 as follows:

●
to reclassify (a) $10.5 million and $20.0 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense for the three and six month periods ended June 30, 2011, respectively; and (b) $1.6 million and $3.0 million of direct hotel operations expense (franchise royalties) as other indirect expense for the three and six month periods ended June 30, 2011, respectively;

●
to reclassify (a) $2.0 million and $4.1 million of other hotel operating expense (utilities and telephone) as other direct expense for the three and six month periods ended June 30, 2011, respectively; and (b) $2.6 million and $5.1 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense for the three and six month periods ended June 30, 2011, respectively;

●
to reclassify (a) $1.0 million and $2.1 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses for the three and six month periods ended June 30, 2011, respectively; (b) $5.1 million and $9.7 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses for the three and six month periods ended June 30, 2011, respectively; and (c) $152,000 and $302,000 of general, selling and administrative expense (ground rent and other expense) as other expense for the three and six month periods ended June 30, 2011, respectively;

●	to reclassify $1.2 million and $2.1 million of repairs and maintenance expense as other direct expenses for the three and six month periods ended June 30, 2011, respectively; and

●	to reclassify ($9,000) and $57,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs for the three and six month periods ended June 30, 2011, respectively.

Industry Trends and Outlook

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession, which caused industry-wide RevPAR to decline for the year, as reported by STR. Throughout 2009, the decrease in lodging demand accelerated, with RevPAR down 16.7% for the year according to STR. Beginning in the first quarter of 2010, we saw trends of improved fundamentals in the U.S. lodging industry, with demand for rooms showing signs of stabilization, and even growth in many of the major markets, as general economic indicators began to experience positive improvement.  Improved fundamentals in the hotel industry continued throughout 2010, although the industry recovery has been modest.  The supply of available rooms is expected to rise at a significantly slower pace over the next several years than during 2006 through 2008.  Demand for rooms is expected to increase at a moderate pace during 2011 and 2012.  Thus, we expect growth in industry-wide RevPAR to continue for the remainder of 2011 and for several years thereafter.

While we believe the trends in room demand and supply growth will result in improvement in lodging industry fundamentals, we can provide no assurances that the U.S. economy will strengthen at projected levels and within the expected time periods. If the economy does not improve or if any improvements do not continue for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism or significantly increased gasoline prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

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

Our Portfolio

As of June 30, 2011, our portfolio consists of an aggregate of 69 hotels with a total of 7,010 guestrooms.  Of these hotels, according to STR’s current chain segments, 28 hotels containing 3,148 guestrooms are “upscale,” 30 hotels containing 2,977 guestrooms are “upper midscale” and 11 hotels containing 885 guestrooms are “midscale.”  The hotels operate under the franchise brands shown below:

Franchisor/Brand	No. of Hotels	No. of Rooms

Marriott
Courtyard by Marriott	6	715
Residence Inn by Marriott	4	411
Fairfield Inn by Marriott	9	787
Fairfield Inn & Suites by Marriott	1	80
SpringHill Suites by Marriott(1)	8	784
TownePlace Suites by Marriott	1	90
	29	2,867
Hilton
Hampton Inn	8	821
Hampton Inn & Suites	3	390
Hilton Garden Inn	2	242
Homestead Suites	1	91
	14	1,544
IHG
Holiday Inn Express	2	182
Holiday Inn Express & Suites	4	365
Holiday Inn(2)	2	262
Staybridge Suites	2	213
	10	1,022
Hyatt
Hyatt Place	4	556

AmericInn International
AmericInn Hotel & Suites(3)	4	285
AmericInn(4)	1	89
	5	374
Starwood
Aloft	1	136

Carlson
Country Inn & Suites By Carlson	2	190

Independent
Aspen Hotel & Suites	1	57
Aspen Suites(5)	3	264
	4	321

Total	69	7,010

(1)
Includes our 113-room SpringHill Suites, Bloomington, Minnesota, which was rebranded during the second quarter of 2011 as a result of the termination by Choice Hotels International (“Choice”) of the prior franchise agreement on June 23, 2011.

(2)	Includes our 119-room hotel located in Boise, Idaho, which was rebranded during the second quarter of 2011 as a result of the termination by Choice of the prior franchise agreement on March 23, 2011.

(3)
Includes our 60-room hotel located in Salina, Kansas, our 52-room hotel located in Missoula, Montana, our 62-room hotel located in Golden, Colorado and our 111-room hotel located in Twin Falls, Idaho, each of which was rebranded during the second quarter of 2011 as a result of the termination by Choice of the prior franchise agreements on March 23, 2011.

(4)
Includes our 89-room hotel located in Fort Smith, Arkansas, which was rebranded during the second quarter of 2011 as a result of the termination by Choice of the prior franchise agreement on March 23, 2011.

(5)
Includes our 67-room hotel located in Charleston, West Virginia, our 127-room hotel located Baton Rouge, Louisiana and our 70-room hotel located in Fort Worth, Texas, each of which was operated independently during the second quarter of 2011 following the termination by Choice of the prior franchise agreements on March 23, 2011. On August 5, 2011, we entered into a franchise agreement to operate the Baton Rouge, Louisiana hotel as a Double Tree Hotel.

Hotel Management Agreements

Substantially all of our hotels are managed by Interstate.  Under the hotel management agreement entered into with Interstate on February 14, 2011, which has an initial term expiring on February 14, 2021 (unless earlier terminated pursuant to its terms), we pay Interstate a base management fee and, if certain financial thresholds are met or exceeded, an annual incentive management fee. The base management fee, which is paid on a monthly basis, is 3% of total revenues for all of the hotels covered by the hotel management agreement. For purposes of the hotel management agreement, “total revenues” is defined as all income, revenue and proceeds resulting directly or indirectly from the operation of the hotels and all of their facilities (net of refunds and credits to guests and other allowances) before subtracting expenses. Commencing with the fiscal year beginning January 1, 2011, an annual incentive fee is payable to Interstate, if earned, in the amount equal to 10% of the amount by which actual aggregate EBITDA for all hotels covered by the hotel management agreement exceeds $65 million, subject to adjustment for increases and decreases in the number of hotels covered by the hotel management agreement. For purposes of the hotel management agreement, “EBITDA” is defined as the amount by which gross operating profit (the amount by which total revenues exceed operating expenses) exceeds fixed charges. The annual incentive fee for any fiscal year (or partial fiscal year) is capped at 1.5% of the total revenues for all of the hotels covered by the hotel management agreement for that fiscal year. In addition, Interstate receives, on a monthly basis, a fee for the use of its centralized accounting services in an amount equal to $1,500 per hotel per month for hotels with 90 or more rooms and $1,375 per hotel per month for hotels with less than 90 rooms, subject to annual increases of the lesser of (i) the percentage change in the Consumer Price Index for the previous fiscal year and (ii) 3%.

We amended the Interstate hotel management agreement, effective as of June 30, 2011, to: (a) reduce the base management fee paid to Interstate from 3% to 1.33% of total revenues for 55 of our hotels (“Amended Fee Hotels”) for each month in the period from April 1, 2011 through June 30, 2011; (b) provide for an additional incentive fee for the Amended Fee Hotels, which is payable on a quarterly basis, if earned, beginning on July 1, 2011, in the amount equal to 75% of the amount by which gross operating profit from the Amended Fee Hotels for the applicable quarterly period exceeds the gross operating margin (the Amended Fee Hotels’ gross operating profit for the prior year’s quarterly period multiplied by 1.25), with the aggregate amount of the additional incentive fee capped at $565,000; and (c) extend the term of the management agreement as it relates to the Homewood Suites (Ridgeland, Mississippi) and the Staybridge Suites (Glendale (Denver), Colorado) from three years to ten years.  We and Interstate entered into the amendment to address operational challenges experienced at the hotels during the second quarter of 2011 following Interstate assuming management of all of our 65 initial hotels effective February 14, 2011.

Former Choice Hotels

On March 23, 2011, Choice notified us of the immediate termination of the franchise agreements for 10 of our hotels, and the termination of our Cambria Suites, Bloomington, Minnesota franchise agreement on June 23, 2011.  We refer to these 11 hotels as the “former Choice hotels.” See Part II, Item 1 - Legal Proceedings for additional information concerning litigation related to the franchise terminations.

During the second quarter of 2011, we entered into new license or franchise agreements for eight of the 11 hotels.  In April 2011, we entered into a license agreement with an affiliate of IHG to operate our 119-room hotel in Boise, Idaho as a Holiday Inn.  In April 2011, we also entered into franchise agreements with AmericInn International, LLC to operate each of our 62-room hotel in Golden, Colorado, our 111-room hotel in Twin Falls, Idaho, our 52-room hotel in Missoula, Montana and our 60-room hotel in Salina, Kansas as an AmericInn Hotel & Suites and our 89-room hotel in Fort Smith, Arkansas as an AmericInn.  In May 2011, we entered into a license agreement with Country Inn & Suites by Carlson, Inc. to operate our 126-room hotel in San Antonio, Texas as a Country Inn & Suites.  In May 2011, we entered into a franchise agreement with Marriott to operate our 113-room hotel in Bloomington, Minnesota as a SpringHill Suites by Marriott.

On August 5, 2011, we entered into a franchise agreement with Doubletree Franchise LLC to operate our 127-room hotel in Baton Rouge, Louisiana as a Doubletree hotel, which will be effective upon completion of certain capital improvements, currently expected to be completed in the fourth quarter of 2011 at a cost of approximately $500,000.  We anticipate entering into new franchise agreements with respect to our 67-room hotel in Charleston, West Virginia and our 70-room hotel in Fort Worth, Texas during the third quarter of 2011. We can give no assurance that we will be able to enter into franchise agreements with the hotels located in Charleston or Fort Worth during the third quarter of 2011 or at all.

The termination of the franchise agreements with respect to the former Choice hotels has had a negative impact on our operating results for the three and six months ended June 30, 2011.  From the date of the Choice franchise terminations until new franchise licenses become effective, the former Choice hotels do not have access to a national reservations system, resulting in significant reductions in occupancy, thus negatively impacting RevPAR and hotel operating revenues.  For the 11 former Choice hotels, for the three months ended June 30, 2011, occupancy declined to 50.5% from 72.2% for the prior year’s period, and for the six months ended June 30, 2011, occupancy declined to 53.8% from 65.6% for the six months ended June 30, 2010.  Despite the decline in occupancy, ADR increased slightly from $76.64 to $77.26 for the three months ended June 30, 2010 and 2011, respectively, and from $76.55 to $78.23 for the six months ended June 30, 2010 and 2011, respectively.  As a result, RevPAR for the 11 former Choice hotels declined from $55.30 for the three months ended June 30, 2010 to $39.02 for the three months ended June 30, 2011, and from $50.19 for the six months ended June 30, 2010 to $42.09 for the six months ended June 30, 2011.

Seasoned and Unseasoned Hotel Information

As we disclosed in the prospectus for the IPO, the hotels we acquired from our predecessor in our formation transactions consisted of 65 hotels, 46 of which we considered at the time of our IPO to be “seasoned” and 19 of which we considered at the time of our IPO to be “unseasoned” hotels.  At the time of our IPO, we designated hotels as “seasoned” based on their construction or acquisition date and we designated hotels as “unseasoned” if they had been built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  At the time of our IPO, seven of the former Choice hotels were designated as seasoned and four were designated as unseasoned.  Due to the termination by Choice of the franchise agreements with respect to 11 hotels in our initial portfolio (seven seasoned hotels and four unseasoned hotels), and the acquisition of four hotels since our IPO, we believe the seasoned/unseasoned designation is becoming less meaningful for our portfolio overall.

The following table sets forth various statistical and operating information for the 65 hotels in our initial portfolio at the time of our IPO based on the seasoned and unseasoned designation on a total portfolio basis, and excluding the 11 former Choice hotels, and the equivalent information and designations for just the 11 former Choice hotels (dollars in thousands, except ADR and RevPAR):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
Number of hotels at end of period	65	65	-	65	65	-
Average number of rooms	6,533	6,533	-	6,533	6,533	-
Revenue	$36,371.1	$35,849.7	1.5%	$69,779.2	$67,212.4	3.8%
Hotel Operating Expense	$24,701.7	$24,061.2	2.7%	$49,101.7	$46,318.2	6.0%
Occupancy	68.2%	68.1%	0.2%	64.4%	63.9%	0.8%
ADR	$88.08	$87.07	1.2%	$89.90	$87.26	3.0%
RevPAR	$60.09	$59.31	1.3%	$57.88	$55.76	3.8%

Seasoned (46 hotels)
Occupancy	67.8%	69.3%	(2.2)%	63.5%	65.1%	(2.4)%
ADR	$87.10	$87.25	(0.2)%	$89.97	$87.70	2.6%
RevPAR	$59.08	$60.48	(2.3)%	$57.15	$57.08	0.1%

Seasoned, excluding seven former Choice hotels (39 hotels)
Occupancy	70.9%	69.1%	2.6%	65.7%	65.4%	0.5%
ADR	$88.26	$88.58	(0.4)%	$91.40	$89.27	2.4%
RevPAR	$62.59	$61.22	2.2%	$60.04	$58.36	2.9%

Unseasoned (19 hotels)
Occupancy	68.9%	66.0%	4.4%	65.9%	61.8%	6.6%
ADR	$89.78	$86.72	3.5%	$89.78	$86.44	3.9%
RevPAR	$61.88	$57.23	8.1%	$59.16	$53.43	10.7%

Unseasoned, excluding four former Choice hotels (15 hotels)
Occupancy	72.4%	64.0%	13.1%	67.4%	60.2%	12.1%
ADR	$91.76	$90.12	1.8%	$92.00	$89.20	3.1%
RevPAR	$66.41	$57.69	15.1%	$62.03	$53.66	15.6%

Former Choice Hotels (11 hotels)
Occupancy	50.5%	72.2%	(30.0)%	53.8%	65.6%	(17.9)%
ADR	$77.26	$76.64	0.8%	$78.23	$76.55	2.2%
RevPAR	$39.02	$55.30	(29.4)%	$42.09	$50.19	(16.2)%

As shown in the table above, RevPAR for our seasoned hotels, excluding the seven former Choice hotels, increased by 2.2% and 2.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  RevPAR for our unseasoned hotels, excluding the four former Choice hotels, increased 15.1% and 15.6% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  RevPAR for both the seasoned and unseasoned hotels on a total portfolio basis (46 and 19 hotels, respectively) for the three and six months ended June 30, 2011 was negatively impacted by a substantial decrease in RevPAR for the former Choice hotels.  For the three and six months ended June 30, 2011, RevPAR for the 11 former Choice hotels decreased 29.4% and 16.2%, respectively.  Decreases in RevPAR for the former Choice hotels primarily resulted from disruptions associated with termination of the franchises and loss of access to national reservations systems pending effectiveness of new franchises.

We believe our 15 unseasoned hotels, excluding the four former Choice hotels, have continued to stabilize since their construction or brand conversion during the dramatic economic slowdown beginning in 2008. Most of these hotels are newer, larger and are located in larger markets than those of our seasoned hotels and operate under premium franchise brands. As a result, we believe the 15 unseasoned hotels, excluding the four former Choice hotels, are particularly well-positioned to generate RevPAR growth for our portfolio as economic conditions improve.  We have recognized growth in RevPAR for the 15 unseasoned hotels, excluding the four former Choice hotels, during the three and six months ended June 30, 2011.

Because we believe the seasoned/unseasoned designation for the 65 hotels in our initial portfolio is becoming less meaningful over time, the discussion that follows in “-Results of Operations” below is based on the operating results of our total portfolio (69 hotels as of June 30, 2011 and 65 hotels as of June 30, 2010) and our same-store portfolio, which consists of the 65 hotels in our initial portfolio for all periods presented.  We expect to continue providing hotel operating metrics (RevPAR, ADR and occupancy) on a seasoned and unseasoned basis for our initial 65 hotels through the year ending December 31, 2011.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  Accordingly, we believe that a discussion of our results of operations for the six months ended June 30, 2011 would not be meaningful.  We have therefore set forth a discussion comparing the combined operating results of our operations for the period from February 14, 2011 through June 30, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor, to the historical results of our predecessor for the six months ended June 30, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Results of Operations

Comparison of Our Operating Results for the Three Months Ended June 30, 2011 to Our Predecessor’s Operating Results for the Three Months Ended June 30, 2010

The following table presents results of operations for the three months ended June 30, 2011 and 2010 and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Quarter-over-Quarter
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change
			$	%
Revenues:	$38,589	$35,850	$2,739	7.6%
Hotel operating expenses:	$26,138	$24,061	$2,077	8.6%
Total expenses:	$34,607	$30,723	$3,884	12.6%
Income from operations:	$3,981	$5,126	$(1,145)	(22.3)%
Total other income (expense):	$(3,033)	$(7,124)	$4,091	57.4%
Net income (loss):	$604	$(2,074)	$2,678	N/A

Income from Operations. Income from operations decreased by approximately $1.1 million to approximately $4.0 million for the three months ended June 30, 2011 from approximately $5.1 million for the three months ended June 30, 2010. This decrease was primarily the result of an increase in corporate general and administrative expenses following the IPO of approximately $1.6 million, including expenses related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO.

Revenue. The following tables set forth key operating metrics for our total portfolio (69 hotels as of June 30, 2011 and 65 hotels as of June 30, 2010) and for our initial portfolio at the time of our IPO (65 hotels) for the three months ended June 30, 2011 and 2010 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended June 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio (69 hotels)*	$38,588.6	68.5%	$88.63	$60.70
Initial Portfolio (65 hotels)	$36,371.1	68.2%	$88.08	$60.09

	Three Months Ended June 30, 2010
	Total Revenue	Occupancy	ADR	RevPAR
Total and Initial Portfolio (65 hotels)	$35,849.7	68.1%	$87.07	$59.31

	Percentage Change from Three Months Ended June 30, 2010 to Three Months Ended June 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio	7.6%	0.5%	1.8%	2.3%
Initial Portfolio	1.5%	0.2%	1.2%	1.3%

*           The information in the tables above for our total portfolio for the three months ended June 30, 2011 includes revenues from the four hotels we acquired in the second quarter of 2011 from the date of acquisition of each hotel through June 30, 2011 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full three months of operations for each of the hotels acquired in the second quarter of 2011.

The 7.6% increase in revenues for our total portfolio was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels, excluding the former Choice hotels, and the acquisition of four hotels during the second quarter of 2011.  Offsetting this increase was a significant 29.4% decrease in RevPAR at our former Choice hotels during the same period as a result of disruptions at these hotels associated with termination of the franchises and the loss of access to national reservations systems pending effectiveness of new franchises.  Our four hotels acquired during the second quarter of 2011 contributed approximately $2.2 million to our revenues for the period acquired through June 30, 2011, and generated occupancy of 73.8%, ADR of $99.20, and RevPAR of $73.24 while under our ownership.

Hotel Operating Expenses. The 8.6% increase in total hotel operating expenses for the three months ended June 30, 2011 over the three months ended June 30, 2010 was largely related to the increase in revenue and the acquisition of four hotels during the second quarter 2011.  In addition, the transition of management of our 65 initial hotels to Interstate resulted in an increase in expenses as a percentage of revenue in our hotels.  We amended our management agreement with Interstate to address the operational challenges experienced at the hotels during the second quarter of 2011, which resulted in a one-time $565,000 reduction in other indirect hotel operating expense that would have otherwise been incurred under the management agreement during the period.  The amendment to the hotel management agreement provides Interstate the opportunity to earn the $565,000 as an additional incentive fee in future periods.

Corporate general and administrative.  Corporate general and administrative expenses of approximately $1.6 million for the three months ended June 30, 2011, are substantially new expenses following the IPO, not previously incurred by our predecessor prior to the IPO.

Other Income/Expense.  The $4.1 million decrease in interest expense was the result of repayment of $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement.

Comparison of the Combined Operating Results of Our Company and Our Predecessor for the Six Months Ended June 30, 2011 to the Operating Results of Our Predecessor for the Six Months Ended June 30, 2010

The following table presents our results of operations for the six months ended June 30, 2011 and 2010 and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Combined	Our Predecessor	Period-over-Period
	Period February 14, 2011 through June 30, 2011	Period January 1, 2011 through February 13, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change
					$	%
Revenues:	$57,398	$14,598	$71,996	$67,212	$4,784	7.1%
Hotel operating expenses:	$38,184	$12,378	$50,562	$46,318	$4,244	9.2%
Total expenses:	$51,351	$15,807	$67,158	$59,897	$7,261	12.1%
Income from operations:	$6,047	$(1,208)	$4,839	$7,316	$(2,477)	(33.9)%
Total other income (expense):	$(6,541)	$(4,659)	$(11,200)	$(12,717)	$1,517	11.9%
Net income (loss):	$(1,010)	$(6,207)	$(7,217)	$(5,629)	$(1,588)	(28.2)%

Income from Operations. Income from operations decreased by approximately $2.5 million to approximately $4.8 million for the six months ended June 30, 2011 from approximately $7.3 million for the six months ended June 30, 2010. This decrease was primarily the result of an increase in expenses related to corporate general and administrative expenses of approximately $2.9 million, which are new expenses following the IPO and include certain expenses related to salaries and equity-based compensation, which expenses were not incurred by our predecessor prior to the IPO.

Revenue. The following tables set forth key operating metrics for our total portfolio (69 hotels as of June 30, 2011 and 65 hotels as of June 30, 2010) and for our initial portfolio at the time of our IPO (65 hotels) for the six months ended June 30, 2011 and 2010 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Six Months Ended June 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio (69 hotels)*	$71,996.0	64.6%	$90.16	$58.24
Initial Portfolio (65 hotels)	$69,779.2	64.4%	$89.90	$57.88

	Six Months Ended June 30, 2010
	Total Revenue	Occupancy	ADR	RevPAR
Total and Initial Portfolio (65 hotels)	$67,212.4	63.9%	$87.26	$55.76

	Percentage Change from Six Months Ended June 30, 2010 to Six Months Ended June 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio	7.1%	1.1%	3.3%	4.4%
Initial Portfolio	3.8%	0.8%	3.0%	3.8%

*           The information in the tables above for our total portfolio for the six months ended June 30, 2011 includes revenues from the four hotels we acquired in the second quarter of 2011 from the date of acquisition of each hotel through June 30, 2011 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full six months of operations for each of the hotels acquired in the second quarter of 2011.

The 7.1% increase in revenues for our total portfolio in the six months ended June 30, 2011, compared to the same period in 2010, was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels, excluding the former Choice hotels, and the acquisition of four hotels during the second quarter of 2011.  Off-setting this increase was a significant 16.2% decrease in RevPAR for our former Choice hotels during the same period as a result of disruptions at these hotels associated with termination of the franchises and the loss of access to national reservations systems pending effectiveness of new franchises.  Our four hotels acquired during the second quarter of 2011 contributed approximately $2.2 million to our revenues for the period acquired through June 30, 2011, and generated occupancy of 73.8%, ADR of $99.20, and RevPAR of $73.24 while under our ownership.

Hotel Operating Expenses. Of the 9.2% increase in total hotel operating expenses for the six months ended June 30, 2011 over the six months ended June 30, 2010, approximately $710,000 related to expenses that were incurred during the transition of management of the hotels to Interstate. The balance of the increase was directly related to the increase in revenue of approximately $4.8 million. In addition, the transition of management of our hotels to Interstate resulted in an increase in expenses as a percentage of revenues in our hotels.  We amended our management agreement with Interstate to reflect the operational challenges experienced at the hotels during the second quarter of 2011, which resulted in a one-time $565,000 reduction in other indirect hotel operating expense that would have otherwise been incurred under the management agreement.  The amendment to the hotel management agreement provides Interstate the opportunity to earn the $565,000 as an additional incentive fee in future periods.

Corporate general and administrative.  Corporate general and administrative expenses for the six months ended June 30, 2011 are substantially new and include expenses following the IPO related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO.  These include approximately $596,000 in additional corporate general and administrative expenses incurred in the first quarter of 2011, including expenses, such as bonuses paid based on our predecessor’s operations in 2010, stock compensation expense for the initial grants to our independent directors and expenses related to the audit for the year ended December 31, 2010 and the preparation of our combined Annual Report on Form 10-K for the year ended December 31, 2010.

Other Income/Expense.  The approximately $1.5 million decrease in other income (expense) was the result of an approximately $5.0 million decline in interest expense following our IPO due to the payoff of approximately $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement, offset in the first quarter of 2011 by approximately $5.3 million of defeasance and exit fees related to that payoff.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, interest expense and scheduled principal payments on outstanding indebtedness and distributions to our stockholders and to limited partners of Summit OP.

Cash Flows

Net cash provided by operating activities increased approximately $4.2 million for the six months ended June 30, 2011 compared to the prior-year period largely due to a decline in prepaid expenses by our predecessor related to IPO expenses and increased expense accruals due to different payable timing practices of our predecessor and Interstate.  The approximately $46.9 million increase in net cash used in investing activities for the six months ended June 30, 2011 compared to the prior-year period was the result of $37.7 million in land and hotel acquisitions in the six months ended June 30, 2011, and $11.1 million of purchases of property and equipment. The approximately $61.2 million increase in net cash provided by financing activities for the six months ended June 30, 2011 compared to the prior-year period was primarily due to our receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations and distributions paid by our predecessor to its members prior to our IPO, as well as the issuance of approximately $57.9 million of new debt related to the senior secured credit facility and the Goldman Sachs debt, both described under “-Our Indebtedness” below.  Immediately prior to completion of the formation transactions and in accordance with the terms of the merger agreement between Summit OP and our predecessor, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of approximately $8.3 million.  Our predecessor paid approximately $535,000 of priority returns during the first quarter of 2010.  Following the closing of the Merger, no additional payments on priority returns to former members of our predecessor will be made.

Acquisitions

On April 15, 2011, we purchased a 91-room Homewood Suites located in Ridgeland, Mississippi for a purchase price of $7.3 million, or approximately $80,000 per key.  We funded the purchase price of this acquisition with borrowings on our secured credit facility.  We expect to perform a standard renovation of approximately $820,000, for a combined aggregate purchase price and renovation cost of approximately $89,000 per key. In connection with this acquisition, we engaged Interstate to manage the hotel pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages our 65 initial hotels.

On April 27, 2011, we purchased a 143-room Holiday Inn located in Duluth, Georgia and a 121-room Staybridge Suites located in Glendale (Denver), Colorado for a combined purchase price of $17.0 million, or approximately $64,000 per key. We funded the purchase price of these acquisitions with borrowings on our secured credit facility. We expect to perform standard renovations of approximately $2.5 million in the aggregate, for a combined aggregate purchase price and renovation cost of approximately $72,000 per key.  We engaged Interstate to manage the Staybridge Suites pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages our 65 initial hotels.

On May 25, 2011, we purchased a 122-room Hilton Garden Inn located in Gwinnett, Georgia for a purchase price of approximately $13.4 million or approximately $109,000 per key.  We funded the purchase price of this acquisition with borrowings on our secured credit facility.  We expect to perform a standard renovation of approximately $672,000, for a combined aggregate purchase price and renovation cost of approximately $115,000 per key.  In connection with this acquisition, we engaged Noble Management Group, LLC to manage the hotel.

On July 28, 2011, we acquired a 90-room Courtyard by Marriott hotel located in El Paso, Texas for a purchase price of approximately $12.4 million, or approximately $137,000 per key.  We expect to perform a standard renovation of approximately $500,000, for a combined purchase price and renovation cost of approximately $143,000 per key.  We funded the purchase price of this acquisition with our senior secured revolving credit facility.  In connection with this acquisition, we have engaged Interstate to manage the hotel pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages our 65 initial hotels.

In addition, we have entered into purchase agreements for the acquisition of three existing hotels, and are currently engaged in performing due diligence investigations for all such properties.  We are not contractually obligated to purchase these properties at this time, and may terminate the purchase agreements without penalty during the due diligence period if we are not satisfied with the results of our due diligence investigation.

Acquisition of the one or more of these hotels may occur if we are satisfied with the results of our due diligence, and if we have sufficient funds to complete such purchases, considering other short- and long-term liquidity requirements, including planned capital expenditures at our existing hotels.  If one or more of the hotels is purchased, we expect to fund the purchase(s) with working capital, funds available under the senior secured revolving credit facility or additional mortgage loans.  We may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and we may not have sufficient funds to make such purchases, and thus, we cannot assure you that we will acquire any of these properties.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements, including capital expenditures described below, scheduled debt payments and funding the cash portion of the purchase price of hotel properties under contract, if acquired, with working capital, cash provided by operations, and short-term borrowings under our senior secured revolving credit facility that we entered into on April 29, 2011 described below. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We believe that our working capital, cash provided by operations, borrowings under our senior secured revolving line of credit, and other sources of funds available to us will be sufficient to meet our short-term liquidity requirements for the next 12 months.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties, including approximately $28.7 million in capital expenditures expected to be spent prior to June 30, 2012, pursuant to property improvement plans, related to hotel franchise conversions and for renovations of acquired hotels.  Of the $28.7 million, approximately $23.3 million is required by our franchisors and the remaining approximately $5.4 million is discretionary. Since completion of our IPO through June 30, 2011, we have funded approximately $11.1 million for capital improvements to our hotels.

Our mortgage loan with Bank of the Cascades matures on September 30, 2011, and is anticipated to have an outstanding principal balance of approximately $12.6 million at maturity.  We have engaged in discussions with Bank of the Cascades concerning this loan, and anticipate that the maturity date will be extended for at least one year.  With respect to our other debts that are scheduled to mature prior to June 30, 2012, we have engaged in substantive negotiations with existing lenders concerning refinancing these debts. In addition to negotiating with existing lenders, we are seeking competitive bids from third-party lenders regarding refinancing our other debts that are scheduled to mature prior to June 30, 2012. We cannot assure you that we will be able to successfully negotiate these maturity date extensions, and if we cannot extend the maturity of or refinance these loans, we will be required to pay the outstanding principal balance of the loans with borrowings from our senior secured revolving credit facility, which would reduce our availability to use our credit facility for other purposes, or from another source of capital available to us.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, including maturing loans. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including working capital, cash provided by operations, long-term hotel mortgage indebtedness and other borrowings, including borrowings under our secured credit facility. In addition, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, we will need to raise additional capital in order to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional capital on terms acceptable to us, if at all. We anticipate that debt we incur in the future may include, as does our current debt, restrictions (including lockbox and cash management provisions) that under certain circumstances may limit or prohibit Summit OP and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

Outstanding Indebtedness

At June 30, 2011, we had approximately $251.7 million in outstanding indebtedness secured by mortgages on 52 hotels and 17 hotels unencumbered by mortgage debt, including 10 hotels with 1,142 rooms operating under brands owned by Marriott, Hilton, IHG and Hyatt, available as collateral for potential future loans.  Our $125 million senior secured revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt).  As discussed below, our $125 million senior secured revolving credit facility has approximately $59.8 million of total borrowing capacity as of August 12, 2011, with the possibility of increasing to $87.9 million upon finalizing documentation related to the addition of seven borrowing base properties that have been approved by the lender.  As of August 12, 2011, we have approximately $55.2 million of outstanding borrowings under the credit facility. Upon finalizing the addition of seven hotels to the borrowing base securing our secured line of credit and the modification of our General Electric Capital Corporation loan described below, with the acquisition of our hotel in El Paso, Texas in third quarter 2011, we will have eight unencumbered hotels.

$125 Million Senior Secured Revolving Credit Facility

On April 29, 2011, Summit OP, as borrower, and Summit REIT, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank. On May 13, 2011, Summit OP entered into an agreement with Deutsche Bank and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.0 million to $125.0 million.  On August 15, 2011, we entered into a First Letter Amendment to the credit facility.  The  amended terms of the credit facility are described in the summary below.

The following is a summary of the terms and conditions for our secured credit facility.

Summit OP is the borrower under the credit facility. The credit facility is guaranteed by Summit REIT and all of our existing and future subsidiaries that own or lease a “borrowing base asset.”

Outstanding borrowings on the senior secured revolving credit facility are limited to the least of (1) $125.0 million, (2) 55% of the aggregate appraised value of the borrowing base assets and (3) the aggregate adjusted net operating income of the borrowing base assets securing the facility divided by 150% of the monthly factor shown on a standard level constant payment table for a fully amortizing 25-year loan based on an assumed interest rate equal to the greatest of (x) the ten-year U.S. Treasury rate plus 3.5%, (y) 7.00% and (z) the weighted-average interest rate then applicable to advances outstanding under the secured revolving credit facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties.

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

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

•	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation) as follows:

Period	Leverage Ratio Requirement in Original Credit Facility
April 29, 2011 through April 29, 2012	6.25:1.00
April 29, 2012 through April 29, 2013	6.00:1.00
April 29, 2013 through April 29, 2014	5.75:1.00
April 29, 2014 and thereafter	5.25:1.00
Period	Leverage Ratio Requirement as Amended(1)
Closing Date through June 30, 2011	6.25:1.00
July 1, 2011 through September 30, 2011	6.75:1.00
October 1, 2011 through December 31, 2011	7.25:1.00
January 1, 2012 through March 31, 2012	6.75:1.00
April 1, 2012 through September 30, 2012	6.50:1.00
October 1, 2012 through December 31, 2012	6.25:1.00
January 1, 2013 through March 31, 2013	6.00:1.00
April 1, 2013 and thereafter	5.75:1.00

(1)	The leverage ratio was amended as described in the above table pursuant to the First Letter Amendment entered into on August 15, 2011.

●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation) as follows:

Period	Consolidated Fixed Charge Coverage Ratio
April 29, 2011 through April 29, 2013	1.50:1.00
April 29, 2013 through April 29, 2014	1.60:1.00
April 29, 2014 and thereafter	1.75:1.00

The definition of adjusted consolidated EBITDA was revised in the First Letter Amendment to include pro forma EBITDA for recently-acquired or constructed hotels with no operating history.

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

Borrowing Base Assets. The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets and the TRS we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets.  As of June 30, 2011, mortgage liens were granted on 18 of our hotel properties.

Initial 18 Borrowing Base Properties
Brand	City	State
Springhill Suites	Little Rock	AR
Fairfield Inn	Denver	CO
Hampton Inn	Fort Collins	CO
Fairfield Inn	Golden	CO
Hampton Inn	Boise	ID
Hampton Inn	Twin Falls	ID
Residence Inn	Fort Wayne	IN
Fairfield Inn	Emporia	KS
Holiday Inn Express	Emporia	KS
Fairfield Inn	Salina	KS
Fairfield Inn	Baton Rouge	LA
Springhill Suites	Baton Rouge	LA
TownePlace Suites	Baton Rouge	LA
Hampton Inn	Medford	OR
Springhill Suites	Nashville	TN
Hampton Inn	Provo	UT
Fairfield Inn	Bellevue	WA
Fairfield Inn	Spokane	WA

In the First Letter Amendment, the lenders approved adding the following seven hotels for addition to the borrowing base for the credit facility, upon finalization and recording of mortgages and other appropriate documentation.  Upon the addition of these seven hotels to the borrowing base, we anticipate that our availability under the credit facility will increase to a total of $87.9 million.  We anticipate that the documentation will be finalized concerning the additional seven hotels by September 1, 2011, but we cannot assure you that we will be able to add all or any of the seven hotels to the borrowing base within such time frame or at all.

Brand	City	State
AmericInn	Lakewood	CO
Staybridge Suites	Glendale	CO
Hilton Garden Inn	Duluth	GA
Holiday Inn	Duluth	GA
AmericInn	Twin Falls	ID
AmericInn	Salina	KS
Homewood Suites	Ridgeland	MS

As of August 12, 2011, we have $55.2 million outstanding under the credit facility, and a total remaining availability of $4.6 million.

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

Prior to April 29, 2013, we may elect to increase the amount of the credit facility by up to an additional $75.0 million, increasing the maximum aggregate amount of the credit facility to $200.0 million, subject to the identification of a lender or lenders willing to make available the additional amounts, including new lenders acceptable to us and the administrative agent.

Other Outstanding Indebtedness

The following table sets forth our mortgage debt obligations that were outstanding as of June 30, 2011, excluding borrowings under our $125 million senior secured revolving credit facility (dollar amounts in thousands):

Lender	Collateral	Outstanding Principal Balance as of June 30, 2011	Interest Rate as of June 30, 2011(1)	Amortization (years)	Maturity Date
Bank of the Cascades	Residence Inn by Marriott, Portland, OR	$12,623	Prime rate, subject to a floor of 6.00%	25	09/30/11

ING Investment Management(2)(13)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Courtyard by Marriott, Memphis, TN Hampton Inn & Suites, El Paso, TX Hampton Inn, Ft. Smith, AR	$28,282	5.60%	20	07/01/25

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	$7,172	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	Aspen Hotel & Suites, Ft. Smith, AR	$1,552	6.50%	20	06/24/12

Bank of the Ozarks(3)	Hyatt Place, Portland, OR	$6,385	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

ING Investment Management(4)(8) (13)	Hilton Garden Inn, Ft. Collins, CO	$7,778	6.34%	20	07/01/12

ING Investment Management(4)(9) (13)	AmericInn, Ft. Smith, AR Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Courtyard by Marriott, Missoula, MT AmericInn Hotel & Suites, Missoula, MT	$28,749	6.10%	20	07/01/12

BNC National Bank(11)	Hampton Inn & Suites, Ft. Worth, TX	$5,620	5.01%	20	11/01/13

First National Bank of Omaha(5)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	$23,964	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(6)(10) (13)	Residence Inn by Marriott, Ridgeland, MS	$6,143	6.61%	20	11/01/28

General Electric Capital Corp.(12)	Country Inn & Suites, San Antonio, TX	$11,013	90-day LIBOR + 2.55%	25	04/01/14

National Western Life Insurance(7)	Courtyard by Marriott, Scottsdale, AZ SpringHill Suites by Marriott, Scottsdale, AZ	$13,418	8.00%	17	01/01/15

BNC National Bank(11)	Holiday Inn Express & Suites, Twin Falls, ID	$5,777	4.81% (14)	20	04/01/16

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	$16,493	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(12)	SpringHill Suites by Marriott, Denver, CO	$8,476	90-day LIBOR + 1.75%	20	04/01/18

General Electric Capital Corp. (12)	Aspen Suites, Baton Rouge, LA	$10,849	90-day LIBOR + 1.80%	25	03/0/19

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	$14,750	5.67%	25	07/06/16

Total		$209,044

(1)	As of June 30, 2011, the Prime rate was 3.25% and the 90-day LIBOR rate was 0.25%.

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

(9)
This loan is secured by multiple hotel properties.  On July 27, 2011, we entered into a non-binding letter of intent with ING Investment Management pursuant to which the mortgages on the Fort Smith, AR AmericInn and Missoula, MT AmericInn will be released and mortgages will be placed on the Flagstaff, AZ SpringHill Suites and the Ridgeland, MS Staybridge Suites.  The collateral substitution is anticipated to occur September 2011.  This collateral substitution will also be reflected in the cross-collateralization described in footnote (8) above.

(10)
This loan is cross-collateralized with the ING Investment Management loan secured by the following hotel properties: Fairfield Inn & Suites by Marriott, Germantown, TN; Residence Inn by Marriott, Germantown, TN; Holiday Inn Express, Boise, ID; Courtyard by Marriott, Memphis, TN; Hampton Inn & Suites, El Paso, TX; Hampton Inn, Ft. Smith, AR.

(11)	The two BNC loans are cross-defaulted.

(12)
The three General Electric Capital Corp. (“GECC”) loans are cross-defaulted. Effective July 1, 2011, the interest rate on all three loans increased to 90-day LIBOR + 4.00%. Effective August 1, 2011, all three loans will be subject to a prepayment penalty equal to 2% of the principal repaid prior to August 1, 2012, 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter.  On August 12, 2011, we entered into a Second Modification of Loan Agreement for each of the three loans pursuant to which GECC reduced the interest rate on all three loans to 90-day LIBOR + 3.50%, the fixed charge coverage ratios were modified to reflect the stabilization of revenues of two of the former Choice hotels which are collateral for the GECC loans after their conversion to other nationally-recognized brands, and mortgages will be placed on the Jacksonville, FL Aloft, Las Colinas, TX Hyatt Place and Boise, ID Fairfield Inn, each of which may be released upon realization of certain financial covenants.

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

(14)	Prior to April 1, 2011, the interest rate on this loan was the Prime Rate – 0.25%, but as of April 1, 2011, the interest rate on this loan was fixed at 4.81%.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

In connection with the March 23, 2011 termination of franchise agreements with Choice, we executed agreements with ING Investment Management and with GECC in connection with the termination of the franchise agreements with respect to the hotels securing loans from these lenders.

We entered into an agreement with ING Investment Management (“ING”) pursuant to which ING agreed to forbear, for a period of 120 days, from declaring any default relating to the termination of the Choice franchise agreements.  On July 27, 2011, ING agreed to substitute the SpringHill Suites, Flagstaff, Arizona, and the Staybridge Suites, Ridgeland, Mississippi, and release the AmericInn, Fort Smith, Arkansas (formerly Comfort Inn) and AmericInn, Missoula, Montana (formerly Comfort Inn), and otherwise waive any defaults related to the termination and change of franchise.  The collateral substitution is anticipated to close on or before September 10, 2011, and is subject to satisfaction of typical due diligence and documentation.

GECC agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if a replacement franchise agreement is not entered into by August 15, 2011.  On July 25, 2011, we entered into a non-binding letter of intent pursuant to which we and GECC agreed to modify the loans as follows:  (a) decrease the interest rate to 90-day LIBOR plus 3.50%; (b) certain fixed charge coverage ratios will be modified to reflect the stabilization of revenues of the former Choice hotels after their conversion to other nationally-recognized brands and (c) we will pledge additional collateral to the loans, including the Aloft, Jacksonville, Florida, the Hyatt Place, Las Colinas, Texas, and the Fairfield Inn, Boise, Idaho, which liens on these three additional hotels may be released upon satisfaction of certain fixed charge coverage ratio tests on the collateralized hotels as well as on our entire hotel portfolio.  The modification cures any potential default under the GECC loans related to the change in franchise, and was closed August 12, 2011.

On June 28, 2011, we entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, LP for a loan in the principal amount of $14.75 million secured by a first mortgage lien on real estate, improvements, and personal property related to the SpringHill Suites hotel in Bloomington, Minnesota and the Hampton Inn & Suites hotel in Bloomington, Minnesota.  The interest rate is fixed at 5.67%.  The loan matures July 6, 2016, and principal and interest payments are amortized over a 25 year period.  The loan may not be prepaid before the earlier of the second anniversary of the date on which the loan has been securitized or June 28, 2014, and after such time is subject to prepayment based upon standard defeasance.  The loan is non-recourse, except to Summit OP in the event of standard recourse carve-out provisions.  The borrower must maintain a net operating income at the hotels of at least 80% of net operating income on the date of closing, or excess cash flow from the hotels will be reserved and subject to lender control.

Capital Expenditures

We have budgeted to spend approximately $28.7 million before June 30, 2012 for capital improvements to be made to the hotels in our portfolio, including capital improvements that we may be required to make pursuant to property improvement plans with respect to certain hotels in our portfolio, including our recent acquisitions and in connection with the entry into new franchise agreements for the former Choice hotels.  In addition, we may make additional capital improvements at hotels we acquire in the future. We have funded approximately $11.1 million of capital improvements at our hotels in the six months ended June 30, 2011 using approximately $5.8 million of the net proceeds of the IPO and concurrent private placement.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Upon completion of the IPO, the hotel management agreement with Interstate required us to deposit approximately $5.3 million of the net proceeds of the IPO and the concurrent private placement into an account to be used to replace or refurbish furniture, fixtures and equipment at the hotels in our portfolio. We have used all of this $5.3 million to fund capital improvements. We will not be required to deposit additional funds into this account but we may elect to do so at our discretion as part of our capital budgeting process.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of June 30, 2011 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$269.3	$67.3	$146.0	$21.0	$35.0
Operating Lease obligations	32.1	0.4	0.8	0.8	30.1
Total	$301.4	$67.7	$146.8	$21.8	$65.1

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

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of our operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as performance measures. We present FFO applicable to shares of common stock and Common Units because our Common Units will be redeemable for shares of common stock. We believe it is meaningful for the investor to understand FFO applicable to all shares of common stock and Common Units.

The following table reconciles FFO for the three months ended June 30, 2011 and 2010 to the most directly comparable GAAP measure, net income (loss), for the same periods and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Quarter-over-Quarter
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change
			$	%
Net Income (loss)	$603.9	$(2,073.6)	$2,677.5	129.1%
Depreciation and amortization	6,819.6	6,671.3	148.3	2.2%
Funds from Operations (FFO)	$7,423.5	$4,597.7	$2,825.8	61.5%

The following table reconciles FFO for the six months ended June 30, 2011 and 2010 to the most directly comparable GAAP measure, net income (loss), for the same periods and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Period-over-Period
	Period February 14, 2011 through June 30, 2011	Period January 1, 2011 through February 13, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change
					$	%
Net income (loss)	$(1,010.3)	$(6,206.6)	$(7,216.9)	$(5,629.2)	$(1,587.7)	(28.2)%
Depreciation and amortization	10,248.8	3,429.2	13,678.0	13,521.8	156.2	1.2%
Funds from Operations (FFO)	$9,238.5	$(2,777.4)	$6,461.1	$7,892.6	$(1,431.5)	(18.1)%

EBITDA

EBITDA is a non-GAAP financial measure. Our EBITDA computation may not be comparable to EBITDA reported by other companies that interpret the definition of EBITDA differently than we do. Management believes EBITDA to be a meaningful measure of a REIT’s performance because it is widely followed by industry analysts, lenders and investors and is used by management as one measure of performance.  EBITDA should be considered along with, but not as an alternative to, net income, cash flow and FFO, as measures of our operating performance.

The following table reconciles EBITDA to the most directly comparable GAAP measure, net income (loss), for the three months ended June 30, 2011 and 2010 and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Quarter-over-Quarter Change
	Three Months Ended June 30, 2011	Three Months Ended June 30,2010	$	%
Net Income (loss)	$603.9	$(2,073.6)	$2,677.5	129.1%
Depreciation and amortization	6,819.6	6,671.3	148.3	2.2%
Interest expense	3,007.6	7,133.9	(4,126.3)	57.8%
Interest income	(10.3)	(11.5)	1.2	10.4%
Income taxes	344.2	75.7	268.5	354.7%
EBITDA	$10,765.0	$11,795.8	$(1,030.8)	(8.7)%

The following table reconciles EBITDA to the most directly comparable GAAP measure, net income (loss), for the six months ended June 30, 2011 and 2010 and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Combined	Our Predecessor	Period-over-Period Change
	Period February 14, 2011 through June 30, 2011	Period January 1, 2011 through February 13, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$	%
Net income (loss)	$(1,010.3)	$(6,206.6)	$(7,216.9)	$(5,629.2)	$(1,587.7)	(28.2)%
Depreciation and amortization	10,248.8	3,429.2	13,678.0	13,521.8	156.2	1.2%
Interest expense	6,518.8	4,666.2	11,185.0	12,701.1	(1,516.1)	(11.9)%
Interest income	(14.2)	(7.1)	(21.3)	(23.6)	2.3	9.7%
Income taxes	516.5	339.0	855.5	228.2	627.3	274.9%
EBITDA	$16,259.6	$2,220.7	$18,480.3	$20,798.3	$(2,318.0)	(11.1)%

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in the notes to our consolidated financial statements. A discussion of our critical accounting policies appears in our Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

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

As of June 30, 2011, approximately 44.5%, or approximately $112.1 million, of our debt bore fixed interest rates and approximately 55.5%, or approximately $139.6 million bore variable interest rates. Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate debt were to increase by 100 basis points, our cash flow would decrease by approximately $1.4 million per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $60.5 million of our long-term debt will mature during the next 12 months, which amount includes $4.5 million amortizing principal paid in regular monthly payments and $56.0 of balloon payments on our existing debt as the loans mature.  Of the $56.0 million of maturing loans, approximately $29.8 million bears fixed interest rates and $26.2 million bears variable interest rates.

Item 4.	Controls and Procedures.

Controls and Procedures—Summit REIT

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Summit REIT has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Summit REIT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Summit REIT’s management to allow timely decisions regarding required disclosure.

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

On March 23, 2011, Choice Hotels International, Inc. (“Choice”) terminated franchise agreements on 10 of our hotels, effective on that date.  Choice also terminated the franchise agreement for the Cambria Suites, Bloomington, Minnesota effective June 23, 2011.  On March 24, 2011, we filed an arbitration action with the American Arbitration Association against Choice claiming wrongful termination of our franchise agreements.  In response to our arbitration action, Choice asserted counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The claimants in the arbitration include Summit REIT, Summit OP, the General Partner, our predecessor, Summit Hospitality I, LLC, Summit Hospitality V, LLC, The Summit Group, Inc., and each of the TRSs that operate one of the former Choice hotels (collectively, “Summit Parties”).  Choice’s counterclaim seeks from the Summit Parties approximately $3.9 million in actual damages for the alleged breaches of contract and misrepresentation, $2 million in punitive damages, unspecified damages for trademark infringement, and reimbursement of costs and attorneys' fees related to all claims. We vehemently deny all asserted claims and are vigorously defending the claims.

On March 31, 2011, Choice filed suit in United States District Court in Maryland against the Summit Parties claiming trademark infringement and breach of contract.  Choice’s complaint seeks $27,271 in damages for unpaid royalties, $297,000 in liquidated damages, additional actual damages to be proven at trial, and reimbursement of costs and attorneys’ fees related to all claims.  The parties agreed to address their remaining claims solely through arbitration, and the United States District Court case was administratively closed as of July 26, 2011.  The damage claims made in the United States District Court case are duplicative to those described in the arbitration paragraph above.  We vehemently deny all asserted claims and are vigorously defending the claims.

Item 1A.	Risk Factors.

In addition to the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2010, as amended, we believe we are subject to the following risk:

Our 11 former Choice hotels have experienced, and may continue to experience, a significant decline in occupancy, RevPAR and revenues.

Occupancy, RevPAR and revenues has been negatively impacted as a result of the termination by Choice of the franchises for 11 of our 65 initial hotels.  As of August 15, 2011, three of the 11 former Choice hotels are operating independently and will not be connected to a national franchise reservation system until new franchise agreements become effective.  In addition, certain former Choice hotels have been rebranded and are operating under lesser known franchises.  These hotels may not attract the demand for our hotels rooms to the extent the Choice franchise did.  Occupancy, ADR, RevPAR and revenues for the 11 former Choice hotels may continue to be negatively impacted.  As a result, we may not achieve the operating performance we had previously anticipated and our overall returns may not improve as we had expected or may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Securities Sold

There were no unregistered sales of equity securities during the three months ended June 30, 2011.

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

Summit REIT contributed the net proceeds of the IPO and the concurrent private placement to Summit OP in exchange for Common Units.  As June 30, 2011, Summit OP had used 100% of the IPO proceeds in an aggregate amount of approximately $241.3 million of the net proceeds of the IPO and the concurrent private placement as follows:

●	approximately $227.2 million to reduce outstanding mortgage indebtedness and pay associated costs, as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011;

●	approximately $5.3 million to fund a capital expenditure reserve account under the hotel management agreement with Interstate;

●	approximately $5.8 million to fund capital expenditures at our hotels; and

●	approximately $3.0 million for working capital reserves.

There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed by Summit REIT with the SEC pursuant to Rule 424(b).

Neither Summit REIT nor Summit OP has repurchased any of Summit REIT’s common stock or Summit OP’s Common Units.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.2†	First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto
10.3†	Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)

10.4†	Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million)
10.5†
Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million)

10.6†	First Letter Amendment to Secured Credit Facility, dated August 15, 2011, among Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.
(1)          The Company will be furnishing Exhibit 101 within 30 days of this Form 10-Q, as allowed under the rules of The Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	August 15, 2011	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

		By:	Summit Hotel GP, LLC, its general partner

		By:	Summit Hotel Properties, Inc., its sole member

Date:	August 15, 2011	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.2†	First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto
10.3†	Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)
10.4†	Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million)
10.5†
Second Loan Modification Agreement, dated August 12, 2011 among Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million)

10.6†	First Letter Amendment to Secured Credit Facility, dated August 15, 2011, among Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.
(1)          The Company will be furnishing Exhibit 101 within 30 days of this Form 10-Q, as allowed under the rules of The Securities and Exchange Commission.