Form 10-Q
period 2011-09-30
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2011-11-10
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 27,278,000 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 37,378,000, including Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended September 30, 2011 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

●	“Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;

●	“Summit OP” mean Summit Hotel OP, LP, a Delaware limited partnership, our operating partnership, and its consolidated subsidiaries;

●
“our predecessor” mean Summit Hotel Properties, LLC, a South Dakota limited liability company that was merged into Summit OP on February 14, 2011 and is considered the acquiror for accounting purposes; and

●
“we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one enterprise. When this report discusses or refers to activities occurring prior to February 14, 2011, the date on which our operations commenced, these references refer to our predecessor.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor.  Also, on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units.  As of September 30, 2011, Summit REIT owned approximately 73% of the issued and outstanding Common Units, including the sole general partnership interest held by the General Partner.  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining interests in Summit OP are owned by third parties, including the former members of our predecessor.

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

As of September 30, 2011, Summit REIT’s only material assets were its ownership of Common Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of September 30, 2011, Summit OP’s capital interests include Common Units representing general and limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and within stockholders’ equity in Summit REIT’s consolidated financial statements as noncontrolling interests.

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

●	“our predecessor” include Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”);

●
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

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$17,118,080	$7,977,418
Restricted cash	1,529,487	1,933,268
Trade receivables	5,478,840	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	2,233,465	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	493,902,474	445,715,804
Deferred charges and other assets, net	9,032,280	4,051,295
Other assets	3,581,178	4,011,992
TOTAL ASSETS	$553,170,777	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$899,535	$864,560
Related party accounts payable	-	771,066
Accrued expenses	15,408,319	11,092,131
Mortgages and notes payable	257,591,082	420,437,207
TOTAL LIABILITIES	273,898,936	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Common stock, $.01 par value per share, 450,000,000 shares authorized,
27,278,000 issued and oustanding as of September 30, 2011	272,780	-
Additional paid-in capital	240,921,363	-
Accumulated deficit and distributions	(5,311,755)	-
Total stockholders' equity	235,882,388	61,468,029
Noncontrolling interest	43,389,453	(1,624,463)
TOTAL EQUITY	279,271,841	59,843,566

TOTAL LIABILITIES AND EQUITY	$553,170,777	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11	Nine Months Ended 9/30/10

REVENUES
Room revenues	$41,482,931	$36,935,600	$97,754,726	$14,268,042	$102,874,263
Other hotel operations revenues	846,774	664,897	1,972,692	330,251	1,938,680
Total Revenue	42,329,705	37,600,497	99,727,418	14,598,293	104,812,943

EXPENSES
Hotel operating expenses
Rooms	12,289,038	10,628,993	28,932,738	4,960,450	30,677,033
Other direct	5,544,425	4,781,468	12,696,842	2,657,760	13,068,150
Other indirect	10,766,957	9,596,484	24,880,526	4,686,274	27,277,580
Other	243,434	157,990	517,519	73,038	460,351
Total hotel operating expenses	28,843,854	25,164,935	67,027,625	12,377,522	71,483,114
Depreciation and amortization	8,391,915	6,805,779	18,640,738	3,429,216	20,327,601
Corporate general and administrative:
Salaries and other compensation	739,843	-	1,853,875	-	-
Other	625,609	-	2,127,420	-	-
Equity based compensation	51,201	-	353,685	-	-
Hotel property acquisition costs	181,892	73,836	181,892	-	130,355
Total Expenses	38,834,314	32,044,550	90,185,235	15,806,738	91,941,070

INCOME (LOSS) FROM OPERATIONS	3,495,391	5,555,947	9,542,183	(1,208,445)	12,871,873

OTHER INCOME (EXPENSE)
Interest income	553	12,055	14,780	7,139	35,614
Interest expense	(3,456,335)	(6,818,469)	(9,975,104)	(4,666,216)	(19,519,570)
Gain (loss) on disposal of assets	-	(334)	(36,031)	-	(39,723)
Total Other Income (Expense)	(3,455,782)	(6,806,748)	(9,996,355)	(4,659,077)	(19,523,679)

INCOME (LOSS) FROM CONTINUING OPERATIONS	39,609	(1,250,801)	(454,172)	(5,867,522)	(6,651,806)

INCOME TAX (EXPENSE) BENEFIT	1,813	(45,000)	(514,666)	(339,034)	(273,185)

NET INCOME (LOSS)	41,422	(1,295,801)	(968,838)	(6,206,556)	(6,924,991)

NET INCOME (LOSS) ALLOCATED TO
NONCONTROLLING INTEREST	11,184	-	(261,586)	-	-

NET INCOME (LOSS) ALLOCATED TO COMMON	$30,238	$(1,295,801)	$(707,252)	$(6,206,556)	$(6,924,991)
STOCKHOLDERS

Net income (loss) per share:
Basic and diluted	$0.00		$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	27,278,000		27,278,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	# of Shares			Accumulated	Total
	of Common	Common	Additional	Deficit and	Stockholders'/	Noncontrolling	Total
	Stock	Stock	Paid-In Capital	Distributions	Members' Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	-	$-	$-	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	-	-	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	-	-	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	-	$-	$-	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel Properties, Inc.
Equity from Predecessor	-	$-	$-	$-	$-	$45,354,075	$45,354,075
Net proceeds from sale of common stock	27,278,000	272,780	240,567,678	-	240,840,458	-	240,840,458
Dividends paid	-	-	-	(4,604,503)	(4,604,503)	(1,703,036)	(6,307,539)
Equity-based compensation	-	-	353,685	-	353,685	-	353,685
Net income (loss)	-	-	-	(707,252)	(707,252)	(261,586)	(968,838)

BALANCES, SEPTEMBER 30, 2011	27,278,000	$272,780	$240,921,363	$(5,311,755)	$235,882,388	$43,389,453	$279,271,841

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(7,175,394)	$(6,924,991)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	22,069,954	20,327,601
Amortization of prepaid lease	35,550	35,550
Equity-based compensation	353,685	-
(Gain) loss on disposal of assets	36,031	39,723
Changes in operating assets and liabilities:
Trade receivables	(2,448,764)	(2,164,776)
Prepaid expenses and other	4,125,239	(2,113,426)
Accounts payable and related party accounts payable	(736,091)	145,008
Accrued expenses	3,918,188	3,022,345
Restricted cash released (funded)	403,781	(1,409,446)

NET CASH PROVIDED BY (USED IN)	20,582,179	10,957,588
OPERATING ACTIVITIES

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(50,017,000)	(1,191,422)
Purchases of other property and equipment	(21,234,766)	(1,050,096)
Proceeds from asset dispositions, net of closing costs	359,936	10,980

NET CASH PROVIDED BY (USED IN)	(70,891,830)	(2,230,538)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of debt	65,382,528	4,271,847
Principal payments on debt	(228,228,653)	(8,256,596)
Financing fees on debt	(3,953,546)	(1,199,196)
Proceeds from sale of common stock, net of offering costs	240,840,458	-
Distributions to members and dividends paid	(14,590,474)	(535,261)

NET CASH PROVIDED BY (USED IN)	59,450,313	(5,719,206)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,140,662	3,007,844

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$17,118,080	$11,247,069

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$15,632,256	$19,069,854

Cash payments for state income taxes, net of refunds	$616,276	$(3,726)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$17,118,080	$7,977,418
Restricted cash	1,529,487	1,933,268
Trade receivables	5,478,840	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	2,233,465	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	493,902,474	445,715,804
Deferred charges and other assets, net	9,032,280	4,051,295
Other assets	3,581,178	4,011,992
TOTAL ASSETS	$553,170,777	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$899,535	$864,560
Related party accounts payable	-	771,066
Accrued expenses	15,408,319	11,092,131
Mortgages and notes payable	257,591,082	420,437,207
TOTAL LIABILITIES	273,898,936	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Partners' equity:
Summit Hotel Properties, Inc., 27,278,000 units outstanding	235,882,388	-
Unaffiliated limited partners, 10,100,000 units outstanding	43,389,453	-
Total members'/partners' equity	279,271,841	61,468,029
Noncontrolling interest	-	(1,624,463)
TOTAL EQUITY	279,271,841	59,843,566

TOTAL LIABILITIES AND EQUITY	$553,170,777	$493,008,530

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Three Months Ended 9/30/11	Three Months Ended 9/30/10	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11	Nine Months Ended 9/30/10

REVENUES
Room revenues	$41,482,931	$36,935,600	$97,754,726	$14,268,042	$102,874,263
Other hotel operations revenues	846,774	664,897	1,972,692	330,251	1,938,680
Total Revenue	42,329,705	37,600,497	99,727,418	14,598,293	104,812,943

EXPENSES
Hotel operating expenses
Rooms	12,289,038	10,628,993	28,932,738	4,960,450	30,677,033
Other direct	5,544,425	4,781,468	12,696,842	2,657,760	13,068,150
Other indirect	10,766,957	9,596,484	24,880,526	4,686,274	27,277,580
Other	243,434	157,990	517,519	73,038	460,351
Total hotel operating expenses	28,843,854	25,164,935	67,027,625	12,377,522	71,483,114
Depreciation and amortization	8,391,915	6,805,779	18,640,738	3,429,216	20,327,601
Corporate general and administrative:
Salaries and other compensation	739,843	-	1,853,875	-	-
Other	625,609	-	2,127,420	-	-
Equity based compensation	51,201	-	353,685	-	-
Hotel property acquisition costs	181,892	73,836	181,892	-	130,355
Total Expenses	38,834,314	32,044,550	90,185,235	15,806,738	91,941,070

INCOME (LOSS) FROM OPERATIONS	3,495,391	5,555,947	9,542,183	(1,208,445)	12,871,873

OTHER INCOME (EXPENSE)
Interest income	553	12,055	14,780	7,139	35,614
Interest expense	(3,456,335)	(6,818,469)	(9,975,104)	(4,666,216)	(19,519,570)
Gain (loss) on disposal of assets	-	(334)	(36,031)	-	(39,723)
Total Other Income (Expense)	(3,455,782)	(6,806,748)	(9,996,355)	(4,659,077)	(19,523,679)

INCOME (LOSS) FROM CONTINUING OPERATIONS	39,609	(1,250,801)	(454,172)	(5,867,522)	(6,651,806)

INCOME TAX (EXPENSE) BENEFIT	1,813	(45,000)	(514,666)	(339,034)	(273,185)

NET INCOME (LOSS)	41,422	(1,295,801)	(968,838)	(6,206,556)	(6,924,991)

Net income (loss) per unit:
Basic and diluted	$0.00		$(0.03)
Weighted-average units outstanding:
Basic and diluted	37,378,000		37,378,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Total Members'/
	Summit Hotel	Unaffiliated Limited	Noncontrolling	Total
	Properties, Inc.	Partners' Equity	Interest	Equity
Predecessor
BALANCES, JANUARY 1, 2011	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel OP, LP
Equity from predecessor/limited partners	$-	$45,354,075	$-	$45,354,075
Contributions	240,840,458	-	-	240,840,458
Distributions	(4,604,503)	(1,703,036)	-	(6,307,539)
Equity-based compensation	353,685	-	-	353,685
Net income (loss)	(707,252)	(261,586)	-	(968,838)

BALANCES, SEPTEMBER 30, 2011	$235,882,388	$43,389,453	$-	$279,271,841

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(7,175,394)	$(6,924,991)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	22,069,954	20,327,601
Amortization of prepaid lease	35,550	35,550
Equity-based compensation	353,685	-
(Gain) loss on disposal of assets	36,031	39,723
Changes in operating assets and liabilities:
Trade receivables	(2,448,764)	(2,164,776)
Prepaid expenses and other	4,125,239	(2,113,426)
Accounts payable and related party accounts payable	(736,091)	145,008
Accrued expenses	3,918,188	3,022,345
Restricted cash released (funded)	403,781	(1,409,446)

NET CASH PROVIDED BY (USED IN)	20,582,179	10,957,588
OPERATING ACTIVITIES

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(50,017,000)	(1,191,422)
Purchases of other property and equipment	(21,234,766)	(1,050,096)
Proceeds from asset dispositions, net of closing costs	359,936	10,980

NET CASH PROVIDED BY (USED IN)	(70,891,830)	(2,230,538)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of debt	65,382,528	4,271,847
Principal payments on debt	(228,228,653)	(8,256,596)
Financing fees on debt	(3,953,546)	(1,199,196)
Contributions	240,840,458	-
Distributions	(14,590,474)	(535,261)

NET CASH PROVIDED BY (USED IN)	59,450,313	(5,719,206)
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,140,662	3,007,844

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225

END OF PERIOD	$17,118,080	$11,247,069

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$15,632,256	$19,069,854

Cash payments for state income taxes, net of refunds	$616,276	$(3,726)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation.  The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock.  Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were issued and converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc., the parent company of the Predecessor (“The Summit Group”), contributed its 36% Class B membership interest in Summit Group of Scottsdale, Arizona LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units.  Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units, including Common Units representing the sole general partnership interest in the Operating Partnership, which are held by a wholly owned subsidiary of the Company as the sole general partner of the Operating Partnership.  Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

While the Operating Partnership was the survivor of and the legal acquirer of the Predecessor in the merger, for accounting and financial reporting purposes, the Predecessor is considered the accounting acquirer in the Merger. As a result, the historical consolidated financial statements of the Predecessor are presented as the historical consolidated financial statements of the Company and the Operating Partnership after completion of the Merger and the contributions of the Class B and C membership interests in Summit of Scottsdale to the Operating Partnership (collectively, the “Reorganization Transaction”).

As a result of the Reorganization Transaction, the Operating Partnership and its subsidiaries acquired sole ownership of the 65 hotels in its initial portfolio. In addition, the Operating Partnership and its subsidiaries assumed the liabilities, including indebtedness, of the Predecessor and its subsidiaries.

As of September 30, 2011, our real estate investment portfolio consists of 70 upscale, upper midscale and midscale hotels with a total of 7,100 guestrooms located in small, mid-sized and suburban markets in 19 states (see Note 3 for new acquisitions).  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Reclassifications

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the nine months ended September 30:

●
to reclassify (a) $30.7 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $4.7 million of direct hotel operations expense (franchise royalties) as other indirect expense;

●
to reclassify (a) $6.5 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $7.6 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense;

●
to reclassify (a) $3.2 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $15.1 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $460,000 of general, selling and administrative expense (ground rent and other expense) as other expense;

●	to reclassify $3.4 million of repairs and maintenance expense as other direct expenses; and

●	to reclassify $130,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the three months ended September 30:

●
to reclassify (a) $10.6 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense; and (b) $1.7 million of direct hotel operations expense (franchise royalties) as other indirect expense;

●
to reclassify (a) $2.4 million of other hotel operating expense (utilities and telephone) as other direct expense; and (b) $2.5 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense;

●
to reclassify (a) $1.1 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses; (b) $5.4 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses; and (c) $158,000 of general, selling and administrative expense (ground rent and other expense) as other expense;

●	to reclassify $1.3 million of repairs and maintenance expense as other direct expenses; and

●	to reclassify $74,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs.

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
SEPTEMBER 30, 2011

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

Our estimates of the fair value of financial instruments as of September 30, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

As of September 30, 2011, the aggregate fair value of our consolidated mortgages and notes payable is approximately $258.0 million, compared to the aggregate carrying value of approximately $257.6 million on our consolidated balance sheet.  As of December 31, 2010, the aggregate fair value was approximately $401.2 million compared to the aggregate carrying value of approximately $400.8 million.

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
SEPTEMBER 30, 2011

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

Acquisitions

We allocate the purchase price of acquisitions based on the fair value of the acquired land, building, furniture, fixtures and equipment, goodwill, other assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions (see Note 3 for new acquisitions).  Acquisition costs are expensed as incurred.

Equity-Based Compensation

Effective as of the closing of the IPO, we adopted the 2011 Equity Incentive Plan, which provides for the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards, or any combination of the foregoing. Equity-based compensation is recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of accounting guidance.

Income Taxes

We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year ending December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Commencing on February 14, 2011, we began to account for federal and state income taxes with respect to our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 - INITIAL PUBLIC OFFERING

On February 14, 2011, the Company closed its IPO of 26,000,000 shares of common stock and its concurrent private placement of 1,274,000 shares of common stock. Net proceeds received by the Company and the Operating Partnership from the IPO and the concurrent private placement were $240.8 million, after deducting the underwriting discount related to the IPO of $17.7 million and the payment of offering-related expenses of approximately $7.3 million.  The Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for Common Units, representing limited and general partnership interests.

NOTE 3 - ACQUISITIONS

We have acquired four hotels during the second quarter of 2011 and one hotel during the third quarter of 2011. We purchased the Homewood Suites in Ridgeland, MS on April 15, 2011 for approximately $7.3 million, the Staybridge Suites in Glendale, CO on April 27, 2011 for approximately $10.0 million, the Holiday Inn in Duluth, GA on April 27, 2011 for approximately $7.0 million, and the Hilton Garden Inn in Duluth, GA for approximately $13.4 million on May 25, 2011.  We purchased the Courtyard by Marriott in El Paso, TX on July 28, 2011 for approximately $12.4 million.  The purchases were financed with borrowings under our revolving credit facility.  We did not acquire any intangibles or assume any debt related to these five acquisitions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

The following table illustrates the allocation of the aggregated purchase prices for the purchases discussed above during 2011:

2011
(in thousands)

Land	$7,254
Hotel buildings and improvements	41,368
Furniture, fixtures and equipment	1,428
Currents assets	365
Total assets acquired	$50,415
Current liabilities	398
Net assets acquired	$50,017

NOTE 4 - DEBT OBLIGATIONS

A detail of mortgage loans and notes payable at September 30, 2011 and December 31, 2010, are comprised of the following (dollars in millions):

	2011	2010

Fixed-rate mortgage loans	$123.7	$170.1
Variable-rate mortgage loans	133.9	250.3
	$257.6	$420.4

As previously reported, we utilized a portion of the net proceeds from the IPO and concurrent private placement to pay down outstanding mortgage indebtedness. During the three months ended March 31, 2011, we utilized approximately $227.2 million of such net proceeds to reduce outstanding mortgage indebtedness and pay associated costs, as follows:

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

In connection with the March 23, 2011 termination of franchise agreements with Choice Hotels International, Inc. (“Choice”), we executed agreements with ING Investment Management (“ING”) and with General Electric Capital Corp. (“GECC”) in connection with the termination of the franchise agreements with respect to the hotels securing loans from these lenders.

We entered into agreement with ING pursuant to which ING agreed to forbear, for a period of 120 days, from declaring any default relating to the termination of the Choice franchise agreements.  On July 27, 2011, ING agreed to substitute the SpringHill Suites, Flagstaff, AZ, and the Staybridge Suites, Ridgeland, MS, and release the AmericInn, Fort Smith, AR (formerly Comfort Inn) and AmericInn, Missoula, MT (formerly Comfort Inn), and otherwise waive any defaults related to the termination and change of franchise.  The collateral substitution closed on September 30, 2011.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

In May 2011, ING notified us that it was exercising its contractual right to declare the entire principal balance and accrued but unpaid interest on its loan to us, which had an outstanding principal balance of approximately $28.0 million as of September 30, 2011, to become due and payable on January 1, 2012. On October 3, 2011, we and ING agreed to a non-binding term sheet pursuant to which we plan to refinance and consolidate that loan and our other three ING loans, which four loans collectively had an aggregate outstanding balance of approximately $70.2 million as of September 30, 2011, into a single 7-year term loan with a principal balance of $67.5 million, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by 16 properties containing 1,639 guestrooms. After taking into account the continuing amortization of the existing loans through closing and the proceeds of the new loan, we expect to fund at closing approximately $1.0 million of principal paydown with available cash or a draw on our revolving credit facility. We are working with ING to complete final documentation for this loan structure prior to January 1, 2012 and expect that the new loan will be funded by the end of the first quarter of 2012. However, we can give no assurances that we will be able to refinance the four ING loans or any of them on these terms within the expected timeframe or at all.

On March 31, 2011, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $30.0 million unsecured revolving credit facility with Deutsche Bank AG New York Branch.  The purpose of the revolving credit facility was to fund hotel acquisitions, to fund capital expenditures, to refinance debt and for general working capital purposes.

On April 29, 2011, we terminated the $30.0 million unsecured revolving credit facility and the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent and lender, and a syndicate of other lenders.  We pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus a LIBOR margin between 2.50% and 3.50%, depending upon the ratio of our outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus a margin between 1.50% and 2.50%, depending upon the ratio of outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation).   Borrowing availability under the facility is subject to a borrowing base of properties pledged as collateral for borrowings under the facility and other conditions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

On May 13, 2011, the Operating Partnership entered into an agreement with Deutsche Bank AG New York Branch and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.00 million to $125.0 million. As of September 30, 2011, the outstanding principal balance on this secured credit facility was approximately $50.2 million.  Our borrowing capacity as of October 21, 2011 was $90.3 million and $40.1 million was available for future use.

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

On September 30, 2011, we refinanced our Bank of the Cascades loan to have a new maturity date of September 30, 2021 and a fixed interest rate of 4.66% until September 30, 2016 with a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

On October 21, 2011, the Company and Deutsche Bank AG New York Branch entered into the Second Letter Amendment and Limited Waiver to the Credit Agreement to amend the minimum consolidated fixed charge coverage ratio requirement and to facilitate The Series A Cumulative Redeemable Preferred Stock Offering (See Note 10).

NOTE 5 - NONCONTROLLING INTERESTS

As of September 30, 2011, limited partners of the Operating Partnership other than the Company owned 10,100,000 Common Units representing an approximate 27% limited partnership interest in the Operating Partnership.  Beginning on or after February 14, 2012, pursuant to the limited partnership agreement, limited partners other than the Company will have redemption rights that will enable them to cause the Operating Partnership to redeem their Common Units in exchange for cash, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

The holders of Common Units have the right to require the Operating Partnership to redeem part or all of the Common Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole and absolute discretion, elect to acquire the Common Units in exchange for its common stock on a one-for-one basis. Based on this assessment, which includes the evaluation of terms in the agreements related to these redemption rights, the Company has classified these Common limited partnership units as noncontrolling interests as a component of permanent equity on the September 30, 2011 consolidated balance sheet. The share of net loss allocated to these Common units is reported on the accompanying consolidated statement of operations for the period February 14, 2011 through September 30, 2011 as net loss attributable to noncontrolling interests. For the period from February 14, 2011 through September 30, 2011, no Common units were redeemed.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	940,000	$9.75	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at September 30, 2011	940,000	$9.75	9.4	$-	(1)
Exercisable at September 30, 2011	-	$-	-	$-

(1) Exercise price exceeds our market price at September 30, 2011.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Diluted loss per share was the same as basic loss per share for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 because all outstanding stock option awards were anti-dilutive.

At September 30, 2011, options to purchase 940,000 shares of common stock at a weighted average exercise price of $9.75 per share were outstanding but were not included in the computation of diluted earnings per share for the three months ended September 30, 2011, as the options’ exercise price was greater than the average market price of the common shares.

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Following the termination of the 11 franchise agreements with Choice, we entered into new license or franchise agreements for all of these hotels.  On April 6, 2011, we entered into a license agreement with Holiday Hospitality Franchising, Inc. for the Holiday Inn in Boise, ID.  On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC for five hotels in Salina, KS; Missoula, MT; Golden, CO; Twin Falls, ID; and Ft. Smith, AR.  On May 17, 2011, we entered into a license agreement with Carlson Inc. for the Country Inn & Suites in San Antonio, TX.  On June 24, 2011, we entered into a franchise agreement with Marriott International, Inc. for the SpringHill Suites in Bloomington, MN.  On August 5, 2011, we entered into a franchise agreement with Hilton Worldwide for the DoubleTree in Baton Rouge, LA.  On August 22, 2011, we entered into a franchise agreement with Marriott to operate our 70-room hotel in Fort Worth, TX as a Fairfield Inn & Suites, upon completion of certain capital improvements, currently expected to be completed during the second quarter of 2012.  On August 24, 2011, we entered into a franchise agreement with Intercontinental to operate our 67-room hotel in Charleston, WV as a Holiday Inn Express upon completion of certain capital improvements, currently expected to completed during fourth quarter of 2011.

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

In addition, we have entered into purchase agreements for the acquisition of four existing hotels and are currently engaged in performing due diligence investigations for all such properties.  We are not contractually obligated to purchase these properties at this time, and may terminate the purchase agreements without penalty during the due diligence period if we are not satisfied with the results of our due diligence investigation.

NOTE 10 - SUBSEQUENT EVENTS

On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A Cumulative Redeemable Preferred Stock shares in which it raised net proceeds after deducting the underwriting discount and estimated offering costs of approximately $48.0 million.  The net proceeds from this offering were used to pay down the principal balance of our revolving credit facility.

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

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●	the state of the U.S. economy generally or in specific geographic regions in which we operate, and the effect of general economic conditions on the lodging industry and our business in particular;

●	market trends in our industry, interest rates, real estate values and the capital markets;

●	our business and investment strategy and, particularly, our ability to identify and complete hotel acquisitions;

●	our projected operating results;

●	actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

●	our ability to manage our relationships with our management companies and franchisors;

●	our ability to maintain our existing and future financing arrangements;

●	changes in the value of our properties;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

●	our ability to satisfy the requirements for qualification as a REIT under the Code;

●	our ability to refinance our indebtedness as it matures or becomes callable by lenders;

●	availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	general volatility of the market price of our securities;

●	degree and nature of our competition; and

●
the other factors discussed under the heading “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Reports on Form 10-Q for the three month periods ended March 31, 2011 and June 30, 2011, and other filings we make from time to time with the Securities and Exchange Commission (the “SEC”) and elsewhere in this report.

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

Overview

We are a self-managed hotel investment company that was organized in June 2010 to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus exclusively on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). We completed our initial public offering (the “IPO”), a concurrent private placement of our common stock and our formation transactions on February 14, 2011, netting approximately $240.8 million from the IPO and concurrent private placement, after underwriting discounts and the payment by us of offering-related costs.

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

Since completion of our IPO, we have acquired five hotels with a total of 567 guestrooms located in four states for purchase prices aggregating approximately $50.0 million. Currently, we own 70 hotels with a total of 7,099 guestrooms located in 19 states. Except for five hotels, which are subject to ground leases, we own our hotels in fee simple.  Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions. Based on total number of guestrooms, 49.3% of our hotels are located in the top 50 metropolitan statistical areas, or MSAs, and 72.2% are located within the top 100 MSAs. The majority of our hotels operate under premium franchise brands owned by Marriott (Courtyard by Marriott®, Residence Inn® by Marriott, SpringHill Suites® by Marriott, Fairfield Inn® by Marriott and TownePlace Suites® by Marriott), Hilton (Hampton Inn®, Hampton Inn & Suites® and Hilton Garden Inn®), IHG (Holiday Inn®, Holiday Inn Express® and Staybridge Suites®) and Hyatt (Hyatt Place®).

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP, Delaware limited partnership formed in June 2010. Through a wholly owned subsidiary, we are the sole general partner of Summit OP. As of September 30, 2011, Summit REIT owned approximately 73.0% of Summit OP’s issued and outstanding Common Units, including Common Units representing the sole general partnership interest. The other limited partners of Summit OP, including The Summit Group and the other former members of our predecessor, which include executive officers and directors of the Company, own the remaining Common Units as of September 30, 2011. Pursuant to the partnership agreement of Summit OP, through our General Partner we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, make distributions to partners and to cause changes in Summit OP’s business activities.

Summit REIT intends to elect to be taxed as a REIT for federal income tax purposes beginning with its short taxable year ending December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Instead, we lease our hotels to our TRS lessees, which are wholly owned, directly or indirectly, by Summit OP. Our TRS lessees engage third-party hotel management companies to operate and manage our hotels pursuant to hotel management agreements. Substantially all of our hotels (68 of our 70 hotels as of September 30, 2011) are managed by Interstate Management Company, LLC (“Interstate”) pursuant to a hotel management agreement between Interstate and certain of our TRS lessees.  In addition, our TRS lessees have entered into hotel management agreements with Noble Management Group, LLC (“Noble”), pursuant to which Noble manages one hotel, and with IHG Management (Maryland) LLC (“IHG Management”), an affiliate of IHG, pursuant to which IHG Management manages one hotel.  Our TRS lessees may also employ other hotel managers in the future. We believe each of Interstate, Noble and IHG Management qualifies as an “eligible independent contractor” for federal income tax purposes. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees. Our TRS lessees will be disregarded as separate from our TRSs for federal income tax purposes and their operations consolidated into our financial statements for accounting purposes. Our TRSs will be taxed as “C” corporations, and, unlike our predecessor’s income, our TRSs’ income will be subject to federal, state and local income tax, which will reduce our funds from operations and the cash otherwise available for distribution to our stockholders.

On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $48.0 million.  The proceeds from this offering were used to pay down the principal balance of our revolving credit facility.

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

Reclassification of Certain Prior Period Financial Information

Certain reclassifications have been made to the prior-year financial information of our predecessor to conform to our current-year presentation for the three and nine month periods ended September 30, 2011 as follows:

●
to reclassify (a) $10.6 million and $30.7 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense for the three and nine month periods ended September 30, 2010, respectively; and (b) $1.7 million and $4.7 million of direct hotel operations expense (franchise royalties) as other indirect expense for the three and nine month periods ended September 30, 2010, respectively;

●
to reclassify (a) $2.4 million and $6.5 million of other hotel operating expense (utilities and telephone) as other direct expense for the three and nine month periods ended September 30, 2010, respectively; and (b) $2.5 million and $7.6 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense for the three and nine month periods ended September 30, 2010, respectively;

●
to reclassify (a) $1.1 million and $3.2 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses for the three and nine month periods ended September 30, 2010, respectively; (b) $5.4 million and $15.1 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses for the three and nine month periods ended September 30, 2010, respectively; and (c) $158,000 and $460,000 of general, selling and administrative expense (ground rent and other expense) as other expense for the three and nine month periods ended September 30, 2010, respectively;

●	to reclassify $1.3 million and $3.4 million of repairs and maintenance expense as other direct expenses for the three and nine month periods ended September 30, 2010, respectively; and

●	to reclassify $74,000 and $130,000 of other indirect expense (hotel startup costs) as hotel property acquisition costs for the three and nine month periods ended September 30, 2010, respectively.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is directly correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery in room-night demand for lodging historically has lagged improvements in the overall economy. Beginning in August 2008, the U.S. lodging industry experienced 19 consecutive months of declines in RevPAR, as measured against the same month in the prior year, driven by a combination of deterioration in room-night demand and increasing supply.

Although there were some signs of an economic recovery beginning in 2010 that continued through the middle of 2011, economic conditions appear to have weakened in recent months and remain fragile. Despite this recent weakness, in the September 2011 edition of Hotel Horizons PKF Hospitality Research projects RevPAR growth of upscale hotels to be 8.6% in 2011, 9.7% in 2012 and 9.3% in 2013 and RevPAR growth of upper midscale hotels to be 6.7% in 2011, 6.0% in 2012 and 6.6% in 2013. Although we expect that our hotels will realize meaningful RevPAR gains as the economy and lodging industry improve, the risk exists that major global economies may suffer a “double dip” recession in which the economic improvements experienced in certain markets through the middle of 2011 reverse, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on demand for our guestrooms, we feel relatively confident that our near-term results will not be adversely impacted by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, local real estate market conditions and availability and pricing of existing properties. As a result of scarcity of financing, severe recession and declining operating fundamentals during 2008 and 2009, many planned hotel developments were cancelled or postponed. According to Lodging Econometrics, during the second quarter of 2011, approximately 49,000 new hotel rooms were under construction in the U.S., as compared to approximately 242,000 rooms under construction in the second quarter of 2008, a decline of 82.5%. New hotel construction is expected to remain below historical averages through 2014, according to PKF Hospitality Research.

If the general economy does not improve for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism or significantly increased gasoline prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

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

Our Portfolio

As of September 30, 2011, our portfolio consisted of an aggregate of 70 hotels with a total of 7,100 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 30 hotels containing 3,365 guestrooms are “upscale,” 31 hotels containing 3,044 guestrooms are “upper midscale” and nine hotels containing 691 guestrooms are “midscale.”  The following table sets forth certain information for our hotels by franchisor as of September 30, 2011:

Franchisor/Brand	Number of Hotels	Number of Rooms
Marriott
Courtyard by Marriott	7	805
Fairfield Inn by Marriott	9	787
Fairfield Inn & Suites® by Marriott	1	80
Residence Inn by Marriott	4	411
SpringHill Suites by Marriott	8	784
TownePlace Suites by Marriott	1	90
Subtotal/Weighted Average	30	2,957
Hilton
Hampton Inn	8	821
Hampton Inn & Suites	3	390
Hilton Garden Inn	2	242
Homewood Suites	1	91
DoubleTree by Hilton® (1)	1	127
Subtotal/Weighted Average	15	1,671
IHG
Holiday Inn Express(2)	3	249
Holiday Inn Express & Suites®	4	365
Holiday Inn	2	262
Staybridge Suites	2	213
Subtotal/Weighted Average	11	1,089
Hyatt Hyatt Place	4	556
AmericInn
AmericInn®	1	89
AmericInn Hotel & Suites®	4	285
Subtotal/Weighted Average	5	374
Starwood Aloft®	1	136
Carlson Country Inn & Suites By Carlson®	2	190
Independent Aspen Hotel & Suites(3)	2	127
Total/Weighted Average	70	7,100

(1)	Our Baton Rouge, Louisiana hotel began operating as a DoubleTree by Hilton hotel on October 19, 2011.
(2)	Pursuant to a new franchise license agreement, our Charleston, West Virginia hotel began operating as a Holiday Inn Express effective November 3, 2011. Due to the franchise-related renovations, the number of rooms at this hotel declined from 67 to 66 on November 3, 2011.
(3)	Pursuant to a new franchise license agreement we expect our 70-room Fort Worth, Texas hotel to operate as a Marriott upon completion of certain capital improvements, which are currently expected to be completed during the second quarter of 2012.

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

We amended our hotel management agreement with Interstate effective as of June 30, 2011, to reduce the base management fee paid to Interstate for 55 of our hotels for the period from April 1, 2011 through June 30, 2011 by an aggregate of $565,000. We and Interstate entered into the amendment to address operational challenges experienced at the hotels during the second quarter of 2011.  In return for this one-time reduction in management fee, we provided an additional future incentive to Interstate, which is payable at any time during the term of the agreement if earned, based on improvement of gross operating profits at the 55 hotels.  The aggregate maximum potential incentive is equal to the amount of the one-time reduction in base management fee.

Former Choice Hotels

On March 23, 2011, Choice notified us of the immediate termination of the franchise agreements for 10 of our hotels, and the termination of our Cambria Suites, Bloomington, Minnesota franchise agreement on June 23, 2011.  We refer to these 11 hotels, containing 996 guestrooms, as the “former Choice hotels.”

As of September 30, eight of these hotels (containing an aggregate of 732 guestrooms) were operating under new franchise brands and three of the hotels (containing an aggregate of 264 guestrooms) were operating independently. Of the eight hotels operating under new franchise brands, six hotels (containing an aggregate of 500 guestrooms) were operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger brands. As a result, occupancy, ADR, RevPAR and revenues for these hotels have been adversely impacted and we may not achieve the operating performance we had previously anticipated. We entered into new franchise agreements for the three hotels currently operating independently that will permit the hotels to operate under the new franchise agreements upon completion of certain capital improvements within the next eight months, although we can give no assurances that we will complete those projects and operate those hotels under the new franchise agreements within the stated timeframe or at all.

On August 5, 2011, we entered into a franchise agreement with Doubletree Franchise LLC to operate our 127-room hotel in Baton Rouge, Louisiana as a DoubleTree by Hilton hotel, which began operating as a DoubleTree on October 19, 2011.  On August 22, 2011, we entered into a franchise agreement with Marriott to operate our 70-room hotel in Fort Worth, Texas as a Fairfield Inn & Suites, upon completion of certain capital improvements, currently expected to be completed during the second quarter of 2012.  On August 24, 2011, we entered into a franchise agreement with Intercontinental to operate our hotel in Charleston, West Virginia as a Holiday Inn Express upon completion of certain capital improvements, which included decreasing the number of guestrooms from 67 to 66.  The improvements were completed and the hotel opened as a Holiday Inn Express on November 3, 2011.

The termination of the franchise agreements with respect to the former Choice hotels has had a negative impact on our operating results for the three and nine months ended September 30, 2011.  From the date of the Choice franchise terminations until the former Choice hotels begin operating under new franchise licenses they do not have access to a national reservations system, resulting in significant reductions in occupancy, thus negatively impacting RevPAR and hotel operating revenues.  For the 11 former Choice hotels, for the three months ended September 30, 2011, occupancy declined to 58.6% from 71.1% for the prior year’s period, and for the nine months ended September 30, 2011, occupancy declined to 55.4% from 67.4% for the nine months ended September 30, 2010.  ADR decreased from $81.99 to $78.11 for the three months ended September 30, 2010 and 2011, respectively, and from $78.48 to $78.19 for the nine months ended September 30, 2010 and 2011, respectively.  As a result, RevPAR for the 11 former Choice hotels declined from $58.30 for the three months ended September 30, 2010 to $45.80 for the three months ended September 30, 2011, and from $52.92 for the nine months ended September 30, 2010 to $43.34 for the nine months ended September 30, 2011.

Seasoned and Unseasoned Hotel Information for our Initial Portfolio

As we disclosed in the prospectus for the IPO, the hotels we acquired from our predecessor in our formation transactions consisted of 65 hotels, 46 of which we considered at the time of our IPO to be “seasoned” and 19 of which we considered at the time of our IPO to be “unseasoned” hotels.  At the time of our IPO, we designated hotels as “seasoned” based on their construction or acquisition date and we designated hotels as “unseasoned” if they had been built after January 1, 2007 or experienced a brand conversion since January 1, 2008.  At the time of our IPO, seven of the former Choice hotels were designated as seasoned and four were designated as unseasoned.  Due to the termination by Choice of the franchise agreements with respect to 11 hotels in our initial portfolio (seven seasoned hotels and four unseasoned hotels), and the acquisition of five hotels since our IPO, we believe the seasoned/unseasoned designation is becoming less meaningful for our portfolio overall.

The following table sets forth various statistical and operating information for the 65 hotels in our initial portfolio at the time of our IPO based on the seasoned and unseasoned designation on a total portfolio basis, and excluding the 11 former Choice hotels, and the equivalent information and designations for just the 11 former Choice hotels (dollars in thousands, except ADR and RevPAR):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010

Number of hotels at end of period (Initial Portfolio)	65	65	-	65	65	-
Average number of rooms	6,533	6,533	-	6,533	6,533	-
Revenue	$38,324	$37,600	1.9%	$108,104	$104,813	3.1%
Hotel Operating Expense	$25,973	$25,030	3.8%	$74,874	$71,170	5.2%
Occupancy	69.7%	69.1%	0.9%	66.2%	65.6%	0.9%
ADR	$89.89	$88.99	1.0%	$89.90	$87.88	2.3%
RevPAR	$62.68	$61.45	2.0%	$59.50	$57.68	3.2%

Seasoned (46 hotels)
Occupancy	67.4%	69.0%	(2.3)%	64.8%	66.4%	(2.4)%
ADR	$87.57	$88.47	(1.0)%	$89.13	$87.97	1.3%
RevPAR	$59.06	$61.03	(3.2)%	$57.79	$58.41	(1.1)%

Seasoned, excluding seven former Choice hotels (39 hotels)
Occupancy	69.6%	68.8%	1.2%	67.0%	66.5%	0.8%
ADR	$88.99	$89.07	(0.1)%	$90.56	$89.20	1.5%
RevPAR	$61.97	$61.23	1.2%	$60.69	$59.33	2.3%

Unseasoned (19 hotels)
Occupancy	73.8%	69.2%	6.7%	68.6%	64.3%	6.7%
ADR	$93.64	$89.91	4.2%	$91.18	$87.70	4.0%
RevPAR	$69.09	$62.20	11.1%	$62.51	$56.38	10.9%

Unseasoned, excluding four former Choice hotels (15 hotels)
Occupancy	75.8%	68.6%	10.5%	70.3%	63.0%	11.6%
ADR	$96.34	$92.69	3.9%	$93.58	$90.48	3.4%
RevPAR	$73.04	$63.56	14.9%	$65.75	$56.99	15.4%

Former Choice Hotels (11 hotels)
Occupancy	58.6%	71.1%	(17.6)%	55.4%	67.4%	(17.8)%
ADR	$78.11	$81.99	(4.7)%	$78.19	$78.48	(0.3)%
RevPAR	$45.80	$58.30	(21.4)%	$43.34	$52.92	(18.1)%

As shown in the table above, RevPAR for our seasoned hotels, excluding the seven former Choice hotels, increased by 1.2% and 2.3%, respectively, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  RevPAR for our unseasoned hotels, excluding the four former Choice hotels, increased 14.9% and 15.4% for the three and nine months ended September 30, 2011, compared to the same period in 2010.  RevPAR for the 65 hotels in our initial portfolio for the three and nine months ended September 30, 2011 was negatively impacted by a substantial decrease in RevPAR for the former Choice hotels, driven primarily by substantial decreases in occupancy rates at these hotels.  For the three and nine months ended September 30, 2011, RevPAR for the 11 former Choice hotels decreased 21.4% and 18.1% respectively.  Decreases in RevPAR for the former Choice hotels primarily resulted from disruptions associated with termination of the franchises and loss of access to national reservations systems pending effectiveness of new franchises.

We believe our 15 unseasoned hotels, excluding the four former Choice hotels, have continued to stabilize since their construction or brand conversion during the dramatic economic slowdown beginning in 2008. Most of these hotels are newer, larger and are located in larger markets than those of our seasoned hotels and operate under premium franchise brands. As a result, we believe the 15 unseasoned hotels, excluding the four former Choice hotels, are particularly well-positioned to generate RevPAR growth for our portfolio as economic conditions improve.  We have recognized growth in RevPAR for the 15 unseasoned hotels, excluding the four former Choice hotels, during the three and nine months ended September 30, 2011.

Because we believe the seasoned/unseasoned designation for the 65 hotels in our initial portfolio is becoming less meaningful over time, the discussion that follows in “-Results of Operations” below is based on the operating results of our total portfolio (70 hotels as of September 30, 2011 and 65 hotels as of September 30, 2010) and our same-store portfolio, which consists of the 65 hotels in our initial portfolio for all periods presented.  We expect to continue providing hotel operating metrics (RevPAR, ADR and occupancy) on a seasoned and unseasoned basis for our initial portfolio through the year ending December 31, 2011.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  Accordingly, we believe that a discussion of our results of operations for the nine months ended September 30, 2011 would not be meaningful.  We have therefore set forth a discussion comparing the combined operating results of our operations for the period from February 14, 2011 through September 30, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor, to the historical results of our predecessor for the nine months ended September 30, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Results of Operations

Comparison of Our Operating Results for the Three Months Ended September 30, 2011 to Our Predecessor’s Operating Results for the Three Months Ended September 30, 2010

The following table presents results of operations for the three months ended September 30, 2011 and 2010 and includes the amount of change and percentage change between these periods (dollars in thousands):

	Company	Our Predecessor	Quarter-over-Quarter
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change
			$	%
Revenues:	$42,330	$37,600	$4,730	12.6%
Hotel operating expenses:	28,844	25,165	3,679	14.6%
Total expenses:	38,834	32,045	6,789	21.2%
Income from operations:	3,495	5,556	(2,061)	(37.1)%
Total other income (expense):	(3,456)	(6,807)	3,351	49.2%
Net income (loss):	$41	$(1,296)	$1,337	103.2%

Income from Operations. Income from operations decreased by approximately $2.1 million to approximately $3.5 million for the three months ended September 30, 2011 from approximately $5.6 million for the three months ended September 30, 2010. This decrease was primarily the result of an increase in corporate general and administrative expenses following the IPO of approximately $1.4 million, including expenses related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO and $1.6 million in depreciation related to new acquisitions.

Revenue. The following tables set forth key operating metrics for our total portfolio (70 hotels as of September 30, 2011 and 65 hotels as of September 30, 2010) and for our same-store portfolio (65 hotels) for the three months ended September 30, 2011 and 2010 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended September 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio (70 hotels)*	$42,330	70.1%	$90.94	$63.76
Same-Store Portfolio (65 hotels)	$38,324	69.7%	$89.89	$62.68

	Three Months Ended September 30, 2010
	Total Revenue	Occupancy	ADR	RevPAR
Total and Same-Store Portfolio (65 hotels)	$37,600	69.1%	$88.99	$61.45

	Percentage Change from Three Months Ended September 30, 2010 to Three Months Ended September 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio	12.6%	1.5%	2.2%	3.8%
Same-Store Portfolio	1.9%	0.9%	1.0%	2.0%

*           The information in the tables above for our total portfolio for the three months ended September 30, 2011 includes revenues from the hotel we acquired in the third quarter of 2011 from the date of acquisition of the hotel through September 30, 2011 and operating information (occupancy, ADR and RevPAR) for the hotel for the period in which it was owned by us. Accordingly, the information does not reflect a full three months of operations for the hotel acquired in the third quarter of 2011.

The 12.6% increase in revenues for our total portfolio was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels, excluding the former Choice hotels, and the acquisition of five hotels during the second and third quarters of 2011.  The increase in revenues occurred despite the significant 21.4% decrease in RevPAR at our former Choice hotels during the same period as a result of continued disruptions at these hotels associated with termination of the franchises and the loss of access to national reservations systems pending effectiveness of new franchises. In addition, of the nine hotels operating under new franchise brands, six hotels (containing an aggregate of 500 guestrooms) are operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger brands. As a result, occupancy, ADR, RevPAR and revenues for these hotels have been adversely affected.  Our five hotels acquired during the second and third quarters of 2011 contributed $4.0 million to our revenues for the period each was owned by us during the three months ended September 30, 2011, and generated occupancy of 74.7%, ADR of $102.72, and RevPAR of $76.74 during the three months ended September 30, 2011 while under our ownership.

Hotel Operating Expenses. The 14.6% increase in total hotel operating expenses for the three months ended September 30, 2011 over the three months ended September 30, 2010 was largely related to the increase in revenue and the acquisition of five hotels during the second and third quarters of 2011.  In addition, the transition of management of our 65 initial hotels to Interstate resulted in an increase in expenses as a percentage of revenue in our hotels.  We amended our management agreement with Interstate to address the operational challenges experienced at the hotels during the second quarter of 2011, which resulted in a one-time $565,000 reduction in other indirect hotel operating expense that would have otherwise been incurred under the management agreement during the period.  The amendment to the hotel management agreement provides Interstate the opportunity to earn the $565,000 as an additional incentive fee in future periods. The change of management resulted in approximately $835,000, or a 3.3% increase, in additional expenses incurred in the three months ended September 30, 2011 that were not incurred in the three months ended September 30, 2010.  We have also incurred expenses related to the franchise conversions of the former Choice hotels and renovation expenses related to refranchising such hotels of approximately $165,000 during the three months ended September 30, 2011.  Furthermore, we incurred additional royalty fees as a result of the IPO transaction of approximately $85,000 during the three months ended September 30, 2011.  These two costs equate to an additional 1.0% increase in hotel operating expenses during the three months ended September 30, 2011 compared to the same period in 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.6 million, or 23.3%, to $8.4 million from the three months ended September 30, 2011, primarily due to the write-off of unamortized costs related to re-franchising the former Choice hotels, refinancing of loans, renovations of existing hotels, and the additional depreciation associated with newly acquired hotels.  The $8.4 million includes $7.1 million of fixed asset depreciation, $1.2 million of financing costs amortization, and $141,000 million of franchise fees amortization.  The $6.8 million of depreciation and amortization expense for the three months ended September 30, 2010 includes $6.3 million of fixed asset deprecation, $0.5 million of financing costs amortization, and $44,000 of franchise fees amortization.

Corporate General and Administrative.  Corporate general and administrative expenses of approximately $1.4 million for the three months ended September 30, 2011, are substantially new expenses following the IPO, not previously incurred by our predecessor prior to the IPO.  In addition, approximately $75,000 of this expense is legal expense related to the Choice litigation.

Other Income/Expense.  The $3.4 million decrease in interest expense was the result of repayment of $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement.

Comparison of the Combined Operating Results of Our Company and Our Predecessor for the Nine Months Ended September 30, 2011 to the Operating Results of Our Predecessor for the Nine Months Ended September 30, 2010

The following table presents our results of operations for the nine months ended September 30, 2011 and 2010 and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Period-over-Period
	Period February 14, 2011 through September 30, 2011	Period January 1, 2011 through February 13, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change
					$	%
Revenues:	$99,727	$14,598	$114,325	$104,813	$9,512	9.1%
Hotel operating expenses:	$67,028	$12,378	$79,406	$71,483	$7,923	11.1%
Total expenses:	$90,185	$15,807	$105,992	$91,941	$14,051	15.3%
Income from operations:	$9,542	$(1,208)	$8,334	$12,872	$(4,538)	(35.3)%
Total other income (expense):	$(9,996)	$(4,659)	$(14,655)	$(19,524)	$4,869	24.9%
Net income (loss):	$(969)	$(6,207)	$(7,175)	$(6,925)	$250	3.6%

Income from Operations. Income from operations decreased by approximately $4.5 million to approximately $8.3 million for the nine months ended September 30, 2011 from approximately $12.9 million for the nine months ended September 30, 2010. This decrease was primarily the result of an increase in expenses related to corporate general and administrative expenses of approximately $4.3 million, which are new expenses following the IPO and include certain expenses related to salaries and equity-based compensation, which expenses were not incurred by our predecessor prior to the IPO.

Revenue. The following tables set forth key operating metrics for our total portfolio (70 hotels as of September 30, 2011 and 65 hotels as of September 30, 2010) and for our same-store portfolio at the time of our IPO (65 hotels) for the nine months ended September 30, 2011 and 2010 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Nine Months Ended September 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio (70 hotels)*	$114,325	66.5%	$90.44	$60.17
Same-Store Portfolio (65 hotels)	$108,104	66.2%	$89.90	$59.50

	Nine Months Ended September 30, 2010
	Total Revenue	Occupancy	ADR	RevPAR
Total and Same-Store Portfolio (65 hotels)	$104,813	65.6%	$87.88	$57.68

	Percentage Change from Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2011
	Total Revenue	Occupancy	ADR	RevPAR
Total Portfolio	9.1%	1.4%	2.9%	4.3%
Same-Store Portfolio	3.1%	0.9%	2.3%	3.2%

*           The information in the tables above for our total portfolio for the nine months ended September 30, 2011 includes revenues from the five hotels we acquired in the second and third quarters of 2011 from the date of acquisition of each hotel through September 30, 2011 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full nine months of operations for each of the hotels acquired in the second and third quarters of 2011.

The 9.1% increase in revenues for our total portfolio in the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels, excluding the former Choice hotels, and the acquisition of five hotels during the second and third quarters of 2011.  The increase in revenues occurred despite the significant 18.1% decrease in RevPAR for our former Choice hotels during the same period as a result of continued disruptions at these hotels associated with termination of the franchises and the loss of access to national reservations systems pending effectiveness of new franchises.  In addition, of the nine hotels operating under new franchise brands, six hotels (containing an aggregate of 500 guestrooms) are operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger brands. As a result, occupancy, ADR, RevPAR and revenues for these hotels have been adversely affected.  Our five hotels acquired during the second and third quarters of 2011 contributed $6.2 million to our revenues for the period acquired through September 30, 2011, and generated occupancy of 74.4%, ADR of $101.49, and RevPAR of $75.46 while under our ownership.

Hotel Operating Expenses. The 11.1% increase in total hotel operating expenses for the nine months ended September 30, 2011 over the nine months ended September 30, 2010, was largely related to the increase in revenue and the acquisition of five hotels during the second and third quarters of 2011.  In addition, the transition of management of the 65 hotels in our initial portfolio to Interstate resulted in an additional $710,000 of expenses at our hotels. As previously reported, we amended our management agreement with Interstate to reflect the operational challenges experienced at the hotels during the second quarter of 2011, which resulted in a one-time $565,000 reduction in other indirect hotel operating expense that would have otherwise been incurred under the management agreement.  The amendment to the hotel management agreement provides Interstate the opportunity to earn the $565,000 as an additional incentive fee in future periods. The change of management resulted in approximately $1,628,000, or a 2.3% increase, in additional expenses incurred in the nine months ended September 30, 2011 that were not incurred in the nine months ended September 30, 2010.  We have also incurred expenses related to the franchise conversions of the former Choice hotels and renovation expenses related to refranchising such hotels of approximately $265,000 during the nine months ended September 30, 2011.  Furthermore, we incurred additional royalty fees as a result of the IPO transaction of approximately $201,000 during the nine months ended September 30, 2011.  These two costs equate to an additional 0.7% increase in hotel operating expenses during the nine months ended September 30, 2011 compared to the same period in 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.7 million, or 8.6%, to $22.1 million from the nine months ended September 30, 2011, primarily due to the write-off of unamortized costs related to re-franchising the former Choice hotels, refinancing of loans, repayment of loans from IPO proceeds, renovations of existing hotels, and the additional depreciation associated with newly acquired hotels.  The $22.1 million of depreciation expense for the nine months ended September 30, 2011 includes $19.6 million of fixed asset depreciation, $1.8 million of financing costs amortization, and $717,000 of franchise fees amortization.  The $20.3 million of depreciation and amortization expense for the nine months ended September 30, 2010 includes $19.0 million of fixed asset depreciation, $1.2 million of financing costs amortization, and $131,000 of franchise fees amortization.

Corporate General and Administrative.  Corporate general and administrative expenses for the nine months ended September 30, 2011 are substantially new and include expenses following the IPO related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO.  These include approximately $596,000 in additional corporate general and administrative expenses incurred in the first quarter of 2011, including expenses, such as bonuses paid based on our predecessor’s operations in 2010, stock compensation expense for the initial grants to our independent directors and expenses related to the audit for the year ended December 31, 2010 and the preparation of our combined Annual Report on Form 10-K for the year ended December 31, 2010.  These expenses also include approximately $215,000 in legal expenses related to the Choice litigation.

Other Income/Expense.  The approximately $4.9 million decrease in other income (expense) was the result of an approximately $8.4 million decline in interest expense following our IPO primarily due to the payoff of approximately $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement, offset in the first quarter of 2011 by approximately $3.5 million of defeasance and exit fees related to that payoff.

Cash Flows

Net cash provided by operating activities increased approximately $9.6 million for the nine months ended September 30, 2011 compared to the prior-year period largely due to a decline in prepaid expenses by our predecessor related to IPO expenses, increased expense accruals due to different payable timing practices of our predecessor and Interstate and release of restricted cash.  The approximately $68.7 million increase in net cash used in investing activities for the nine months ended September 30, 2011 compared to the prior-year period was the result of $50.0 million in land and hotel acquisitions in the nine months ended September 30, 2011, and $21.2 million of purchases of property and equipment. The approximately $65.2 million increase in net cash provided by financing activities for the nine months ended September 30, 2011 compared to the prior-year period was primarily due to our receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations and distributions paid by our predecessor to its members prior to our IPO, as well as the issuance of approximately $65.4 million of new debt related to the senior secured credit facility and the Goldman Sachs debt, both described under “-Our Indebtedness” below.  Immediately prior to completion of the formation transactions and in accordance with the terms of the merger agreement, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of approximately $8.3 million.  Our predecessor paid approximately $535,000 of priority returns during the first quarter of 2010.  Effective upon the closing of the Merger, no additional payments on priority returns to former members of our predecessor will be made.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness and distributions to our stockholders.

Acquisitions

On July 28, 2011, we acquired a 90-room Courtyard by Marriott hotel located in El Paso, Texas for a purchase price of approximately $12.4 million, or approximately $137,000 per key.  We expect to perform renovations of approximately $500,000, for a combined purchase price and renovation cost of approximately $143,000 per key.  We funded the purchase price of this acquisition with our senior secured revolving credit facility.  In connection with this acquisition, we have engaged Interstate to manage the hotel pursuant to a hotel management agreement that has substantially the same terms as the management agreement we entered into with Interstate on February 14, 2011 pursuant to which Interstate manages a total of 68 hotels.

In addition, we have entered into purchase agreements for the acquisition of four existing hotels, and we are currently engaged in performing due diligence investigations for all such properties.  We are not contractually obligated to purchase these properties at this time, and may terminate the purchase agreements without penalty during the due diligence period if we are not satisfied with the results of our due diligence investigation.  We anticipate that we will acquire these hotels during the first quarter of 2012, if at all.

Acquisition of any one or more of these hotels may occur if we are satisfied with the results of our due diligence, and if we have sufficient funds to complete such purchases, considering other short- and long-term liquidity requirements, including planned capital expenditures at our existing hotels.  If one or more of the hotels is purchased, we expect to fund the purchase(s) with working capital, funds available under the senior secured revolving credit facility, assumption of existing mortgage debt or additional mortgage loans.  We may not be satisfied with the results of our due diligence or other conditions to closing may not be satisfied, and we may not have sufficient funds to make such purchases, and thus, we cannot assure you that we will acquire any of these properties.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements, including capital expenditures described below, scheduled debt payments described below and funding the cash portion of the purchase price of hotel properties under contract, if acquired, with working capital, cash provided by operations, and short-term borrowings under our senior secured revolving credit facility that we entered into on April 29, 2011 described below.  In addition, in association with the purchase of certain of the hotel properties, if we decide to acquire any of them upon completion of our due diligence, we may fund the purchase price and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We believe that our working capital, cash provided by operations, borrowings under our senior secured revolving line of credit, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

As of September 30, 2011, approximately 50.8% of our existing debt (approximately $106.1 million) matures or is callable before December 2013. It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance. Although we believe that we will be able to refinance these loans or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to certain financial covenants.

Of the amount that is maturing or callable before December 2013, approximately $70.2 million was loaned to us by ING pursuant to four loan agreements. In May 2011, ING notified us that it was exercising its contractual right to declare the entire principal balance and accrued but unpaid interest on its loan to us, which had an outstanding principal balance of approximately $28.0 million as of September 30, 2011, to become due and payable on January 1, 2012, which date was extended to April 1, 2012 pursuant to an agreement executed by ING on November 10, 2011. On October 3, 2011, we and ING agreed to a non-binding term sheet pursuant to which we plan to refinance and consolidate that loan and our other three ING loans, which four loans collectively had an aggregate outstanding balance of approximately $70.2 million as of September 30, 2011, into a single 7-year term loan with a principal balance of $67.5 million, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by 16 properties containing 1,639 guestrooms. After taking into account the continuing amortization of the existing loans through closing and the proceeds of the new loan, we expect to fund at closing approximately $1.0 million of principal paydown with available cash or a draw on our revolving credit facility. ING has completed its underwriting approval, and delivered a loan commitment subject to receipt of satisfactory third party reports and finalization of documents. We are working with ING to complete final documentation for this loan structure prior to January 1, 2012 and expect that the new loan will be funded by the end of the first quarter of 2012. However, we can give no assurances that we will be able to refinance the four ING loans or any of them on these terms within the expected timeframe or at all.

If we are unable to repay our maturing debt using draws under our revolving credit facility, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels or issuing common or preferred equity at disadvantageous terms, including unattractive prices, or defaulting on the mortgage debt and permitting the lender to foreclose on the underlying asset or assets securing the loan. Because some of our debt arrangements contain cross-default or acceleration provisions, permitting any lender or lenders to default or accelerate any of our debt obligations could expose our other assets to similar risks. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders. In addition, failure to pay maturing debt when due could create an event of default under the terms of certain of our other indebtedness.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties, including approximately $26.0 million in capital expenditures expected to be spent prior to September 30, 2012, pursuant to property improvement plans, related to hotel franchise conversions and for renovations of acquired hotels.  Of the $26.0 million, approximately $21.9 million is required by our franchisors and the remaining approximately $4.1 million is discretionary.

On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $48.0 million.  The proceeds from this offering were used to pay down the principal balance of our revolving credit facility.

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

Outstanding Indebtedness

As of September 30, 2011, we had approximately $257.6 million in outstanding indebtedness secured by mortgages on  55 hotels and 15 hotels unencumbered by mortgage debt, including seven hotels (containing 843 guestrooms) operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. As of November 7, 2011, after repayment of $48.0 million of borrowings on our revolving credit facility with net proceeds from our follow-on offering, we have approximately $6.2 million of outstanding indebtedness.  Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt). In October 2011, we added seven hotels to the borrowing base of our revolving credit facility and thereby increased the maximum amount of borrowing permitted by its terms to approximately $90.3 million. Of this maximum amount, approximately $84.1 million is available for us to borrow as of November 7, 2011.

 We maintain a prudent capital structure and intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 50% of the sum of our equity market capitalization and consolidated net indebtedness. We also intend to target a ratio of indebtedness to EBITDA of approximately six to one. We finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes mortgage debt secured by hotels and unsecured debt.

$125 Million Senior Secured Revolving Credit Facility

On April 29, 2011, Summit OP, as borrower, and Summit REIT, as guarantor, entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association and Regions Bank. On May 13, 2011, Summit OP entered into an agreement with Deutsche Bank and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.0 million to $125.0 million.  On August 15, 2011, we entered into a First Letter Amendment to the credit facility.  On October 21, 2011, we entered into a Second Letter Amendment and Limited Waiver to the credit facility.  The terms of the credit facility, as amended, are described in the summary below.

Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 55% of the aggregate appraised value of the borrowing base assets and (3) the aggregate adjusted net operating income of the borrowing base assets securing the facility divided by 150% of the monthly factor shown on a standard level constant payment table for a fully amortizing 25-year loan based on an assumed interest rate equal to the greatest of (x) the ten-year U.S. Treasury rate plus 3.5%, (y) 7.00% and (z) the weighted-average interest rate then applicable to advances outstanding under the revolving credit facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of November 7, 2011, 25 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $90.3 million. Of this maximum amount, approximately $84.1 million is available for us to borrow as of November 7, 2011.

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets, and Summit TRS II, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets. Prior to October 21, 2011, mortgage liens were granted on 18 of our hotel properties. These borrowing base assets are as follows:

• SpringHill Suites, Little Rock, AR	• Fairfield Inn, Salina, KS
• Fairfield Inn, Denver, CO	• Fairfield Inn, Baton Rouge, LA
• Hampton Inn, Fort Collins, CO	• SpringHill Suites, Baton Rouge, LA
• Fairfield Inn, Golden, CO	• TownePlace Suites, Baton Rouge, LA
• Hampton Inn, Boise, ID	• Hampton Inn, Medford, OR
• Hampton Inn, Twin Falls, ID	• SpringHill Suites, Nashville, TN
• Residence Inn, Fort Wayne, IN	• Hampton Inn, Provo, UT
• Fairfield Inn, Emporia, KS	• Fairfield Inn, Bellevue, WA
• Holiday Inn Express, Emporia, KS	• Fairfield Inn, Spokane, WA

In the First Letter Amendment entered into on August 15, 2011, the lenders approved adding the following seven hotels for addition to the borrowing base for the credit facility, upon finalization and recording of mortgages and other appropriate documentation.  The documentation was finalized on October 21, 2011, and these seven hotels were added to the borrowing base on that date.

• Staybridge Suites, Glendale, CO	• AmericInn, Salina, KS
• Hilton Garden Inn, Duluth, GA	• AmericInn, Golden, CO
• Holiday Inn, Duluth, GA	• Homewood Suites, Ridgeland, MS
• AmericInn, Twin Falls, ID

Prior to April 29, 2013, we may elect to increase the amount of the credit facility by up to an additional $75.0 million, increasing the maximum aggregate amount of the credit facility to $200.0 million, subject to the identification of a lender or lenders willing to make available the additional amounts, including new lenders acceptable to us and the administrative agent, and subject to adding additional properties to the borrowing base.

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation) as follows:

Period	Leverage Ratio Requirement in Original Credit Facility
April 29, 2011 through April 29, 2012	6.25:1.00
April 29, 2012 through April 29, 2013	6.00:1.00
April 29, 2013 through April 29, 2014	5.75:1.00
April 29, 2014 and thereafter	5.25:1.00
Period	Leverage Ratio Requirement as Amended(1)
Closing Date through June 30, 2011	6.25:1.00
July 1, 2011 through September 30, 2011	6.75:1.00
October 1, 2011 through December 31, 2011	7.25:1.00
January 1, 2012 through March 31, 2012	6.75:1.00
April 1, 2012 through September 30, 2012	6.50:1.00
October 1, 2012 through December 31, 2012	6.25:1.00
January 1, 2013 through March 31, 2013	6.00:1.00
April 1, 2013 and thereafter	5.75:1.00

(1)	The leverage ratio was amended as described in the above table pursuant to the First Letter Amendment entered into on August 15, 2011.

●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation) as follows:

Period	Consolidated Fixed Charge Coverage Ratio
April 29, 2011 through April 29, 2013	1.50:1.00
April 29, 2013 through April 29, 2014	1.60:1.00
April 29, 2014 and thereafter	1.75:1.00
Period	Consolidated Fixed Charge Coverage Ratio as Amended (1)
Closing Date through the third anniversary of the Closing Date	1.40:1.00
The third anniversary of the Closing Date and thereafter	1.50:1.00

(1)	The consolidated fixed charge coverage ratio was amended as described in the above table pursuant to the Second Letter Amendment and Limited Waiver entered into on October 21, 2011.

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

As of November 7, 2011, we have $6.2 million outstanding under the credit facility, and a total remaining availability of $84.1 million.

Other Outstanding Indebtedness

The following table sets forth our mortgage debt obligations that were outstanding as of September 30, 2011, excluding borrowings under our $125 million senior secured revolving credit facility (dollar amounts in thousands):

Lender	Collateral	Outstanding Principal Balance as of September 30, 2011	Interest Rate as of September 30, 2011(1)	Amortization (years)	Maturity Date
Bank of the Cascades	Residence Inn by Marriott, Portland, OR	$12,623	4.66%(14)	25	09/30/21(14)

ING Investment Management(2)(13)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Courtyard by Marriott, Memphis, TN Hampton Inn & Suites, El Paso, TX Hampton Inn, Ft. Smith, AR	27,966	5.60%	20	04/01/12(15)

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	7,115	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	Aspen Hotel & Suites, Ft. Smith, AR	1,530	6.50%	20	06/24/12

Bank of the Ozarks(3)	Hyatt Place, Portland, OR	6,360	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

ING Investment Management(4)(8) (13)	Hilton Garden Inn, Ft. Collins, CO	7,717	6.34%	20	07/01/12(15)

ING Investment Management(4)(9) (13)	SpringHill Suites, Flagstaff, AZ Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Courtyard by Marriott, Missoula, MT Staybridge Suites, Ridgeland, MS	28,456	6.10%	20	07/01/12(15)

BNC National Bank(11)	Hampton Inn & Suites, Ft. Worth, TX	5,570	5.01%	20	11/01/13

First National Bank of Omaha(5)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	23,829	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(6)(10) (13)	Residence Inn by Marriott, Ridgeland, MS	6,095	6.61%	20	11/01/28(15)

General Electric Capital Corp.(12)	Country Inn & Suites, San Antonio, TX	10,934	90-day LIBOR + 3.50%	25	04/01/14

National Western Life Insurance(7)	Courtyard by Marriott, Scottsdale, AZ SpringHill Suites by Marriott, Scottsdale, AZ	13,309	8.00%	17	01/01/15

BNC National Bank(11)	Holiday Inn Express & Suites, Twin Falls, ID	5,752	4.81%	20	04/01/16

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	16,288	Prime rate – 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(12)	SpringHill Suites by Marriott, Denver, CO	8,387	90-day LIBOR + 3.50%	20	04/01/18

General Electric Capital Corp. (12)	Aspen Suites, Baton Rouge, LA	10,773	90-day LIBOR + 3.50%	25	03/01/19

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	14,710	5.67%	25	07/06/16

Total		$207,414

(1)	As of September 30, 2011, the Prime rate was 3.25% and 90-day LIBOR was 0.374%.

(2)	The lender had the right to call the loan, which is secured by multiple hotel properties, so as to be payable in full at January 1, 2012, January 1, 2017 and January 1, 2022. In May 2011, the lender notified us that it was thereby exercising its right to declare the entire principal balance and accrued but unpaid interest on the loan to become due and payable on January 1, 2012, which date was extended to April 1, 2012. If this loan is repaid prior to maturity there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date. See also footnote 15 to this table below.

(3)	The maturity date may be extended to June 20, 2014 based on the exercise of two, one-year extension options, subject to the satisfaction of certain conditions.

(4)	If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium.

(5)	Evidenced by three promissory notes, the loan secured by the Hyatt Place located in Atlanta, Georgia has a maturity date of February 1, 2014. The three promissory notes are cross-defaulted and cross-collateralized.

(6)	The lender has the right to call the loan at November 1, 2013, 2018 and 2023. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date. See also footnote 15 to this table below.

(7)	On December 8, 2009, we entered into two cross-collateralized and cross-defaulted mortgage loans with National Western Life Insurance in the amounts of $8,650,000 and $5,350,000. If these loans are prepaid, there is a prepayment penalty ranging from 1% to 5% of the principal being prepaid. A one-time, ten-year extension of the maturity date is permitted, subject to the satisfaction of certain conditions.

(8)	This loan is cross-collateralized with the ING loan secured by the following hotel properties: SpringHill Suites, Flagstaff, AZ; Holiday Inn Express, Sandy, UT; Fairfield Inn by Marriott, Lewisville, TX; Hampton Inn, Denver, CO; Holiday Inn Express, Vernon Hills, IL; Hampton Inn, Fort Wayne, IN; Courtyard by Marriott, Missoula, MT; Staybridge Suites, Ridgeland, MS.

(9)	This loan is secured by multiple hotel properties. In September 2011, the mortgages on the Fort Smith, AR AmericInn and Missoula, MT AmericInn were released and mortgages were placed on the Flagstaff, AZ SpringHill Suites and the Ridgeland, MS Staybridge Suites. This collateral substitution is reflected in the cross-collateralization described in footnote (8) above.

(10)	This loan is cross-collateralized with the ING loan secured by the following hotel properties: Fairfield Inn & Suites by Marriott, Germantown, TN; Residence Inn by Marriott, Germantown, TN; Holiday Inn Express, Boise, ID; Courtyard by Marriott, Memphis, TN; Hampton Inn & Suites, El Paso, TX; Hampton Inn, Fort Smith, AR. See also footnote 15 to this table below.

(11)	The two BNC loans are cross-defaulted.

(12)	The three GECC loans are cross-defaulted. Effective July 1, 2011, the interest rate on all three loans increased to 90-day LIBOR plus 4.00%. Effective August 1, 2011, all three loans became subject to a prepayment penalty equal to 2% of the principal repaid prior to August 1, 2012, 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter. On August 12, 2011, we entered into a Second Modification of Loan Agreement for each of the three loans pursuant to which (i) GECC reduced the interest rate on all three loans to 90-day LIBOR plus 3.50%, (ii) the fixed charge coverage ratios were modified to reflect the stabilization of revenues of two of the hotels whose franchise agreements were terminated, which are collateral for the GECC loans after their conversion to other nationally recognized brands, and (iii) mortgages were placed on the Jacksonville, FL Aloft, Las Colinas, TX Hyatt Place and Boise, ID Fairfield Inn, each of which may be released upon realization of certain financial covenants.

(13)	The yield maintenance premium under each of the ING loans is calculated as follows: (A) if the entire amount of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments from the date of prepayment to the maturity date, and (ii) the present value of the amount of principal and interest due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding principal balance as of the date of prepayment; and (B) if only a portion of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments on the pro rata portion of the loan being prepaid, or the release price, from the date of prepayment to the maturity date, and (ii) the present value of the pro rata amount of principal and interest due on the release price due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding amortized principal allocation, as defined in the loan agreement, as of the date of prepayment. See also footnote 15 to this table below.

(14)	On September 30, 2011, we refinanced our Bank of the Cascades loan to have a new maturity date of September 30, 2021 and a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

(15)	Pursuant to a non-binding term sheet agreed with ING on October 3, 2011, we intend to refinance and consolidate this loan, together with the other three ING loans shown on this table, which four loans had an aggregate outstanding balance of approximately $70.2 million as of September 30, 2011, into a single 7-year term loan of $67.5 million, with an interest rate of 6.10% and a 20-year amortization, collateralized by 16 properties containing 1,639 guestrooms. We are working with ING to complete final documentation for this loan structure prior to January 1, 2012. However, we can give no assurances that we will be able to refinance the four ING loans or any of them on these terms within the expected timeframe or at all.

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

We entered into an agreement with ING Investment Management (“ING”) pursuant to which ING agreed to forbear, for a period of 120 days, from declaring any default relating to the termination of the Choice franchise agreements.  On July 27, 2011, ING agreed to substitute the SpringHill Suites, Flagstaff, Arizona, and the Staybridge Suites, Ridgeland, Mississippi, and release the AmericInn, Fort Smith, Arkansas (formerly Comfort Inn) and AmericInn, Missoula, Montana (formerly Comfort Inn), and otherwise waive any defaults related to the termination and change of franchise.  The collateral substitution closed on September 30, 2011.

In May 2011, ING notified us that it was exercising its contractual right to declare the entire principal balance and accrued but unpaid interest on its loan to us, which had an outstanding principal balance of approximately $28.0 million as of September 30, 2011, to become due and payable on January 1, 2012, which date was extended to April 1, 2012 pursuant to an agreement executed by ING on November 10, 2011. On October 3, 2011, we and ING agreed to a non-binding term sheet pursuant to which we plan to refinance and consolidate that loan and our other three ING loans, which four loans collectively had an aggregate outstanding balance of approximately $70.2 million as of September 30, 2011, into a single 7-year term loan with a principal balance of $67.5 million, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by 16 properties containing 1,639 guestrooms. After taking into account the continuing amortization of the existing loans through closing and the proceeds of the new loan, we expect to fund at closing approximately $1.0 million of principal paydown with available cash or a draw on our revolving credit facility. ING has completed its underwriting approval, and delivered a loan commitment subject to receipt of satisfactory third party reports and finalization of documents. We are working with ING to complete final documentation for this loan structure prior to January 1, 2012 and expect that the new loan will be funded by the end of the first quarter of 2012. However, we can give no assurances that we will be able to refinance the four ING loans or any of them on these terms within the expected timeframe or at all.

GECC agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if a replacement franchise agreement is not entered into by August 15, 2011.  On July 25, 2011, we entered into a non-binding letter of intent pursuant to which we and GECC agreed to modify the loans as follows:  (a) decrease the interest rate to 90-day LIBOR plus 3.50%; (b) modify certain fixed charge coverage ratios to reflect the stabilization of revenues of the former Choice hotels after their conversion to other nationally-recognized brands and (c) pledge additional collateral to the loans, including the Aloft, Jacksonville, Florida, the Hyatt Place, Las Colinas, Texas, and the Fairfield Inn, Boise, Idaho, which liens on these three additional hotels may be released upon satisfaction of certain fixed charge coverage ratio tests on the collateralized hotels as well as on our entire hotel portfolio.  The modification cured any potential default under the GECC loans related to the change in franchise, and was closed August 12, 2011.

On September 30, 2011, we refinanced our Bank of the Cascades loan to have a new maturity date of September 30, 2021 and a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

Capital Expenditures

We have budgeted to spend approximately $26.0 million before September 30, 2012 for capital improvements to be made to the hotels in our portfolio, including capital improvements that we may be required to make pursuant to property improvement plans with respect to certain hotels in our portfolio, including our recent acquisitions and in connection with the entry into new franchise agreements for the former Choice hotels.  In addition, we may make additional capital improvements at hotels we acquire in the future. Since the completion of our IPO on February 14, 2011 through September 30, 2011, we have funded approximately $17.5 million of capital improvements at our hotels using approximately $5.8 million of the net proceeds of the IPO and concurrent private placement.  As of November 7, 2011, we have completed renovations at three of our hotels and currently have renovations underway at eight of our hotels.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of September 30, 2011 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year		One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$279.5	$89.7	(2)	$104.6	$36.5	$48.7
Operating Lease obligations	32.1	0.4		0.8	0.8	30.1
Total	$311.6	$90.1		$105.4	$37.3	$78.8

(1)
The amounts shown include amortization of principal on our fixed-rate and variable-rate obligations, debt maturities on our fixed-rate and variable-rate obligations and estimated interest payments on our fixed-rate obligations.  Interest payments have been included based on the weighted-average interest rate.

(2)
Includes the ING loan with an outstanding principal balance of approximately $28.0 million as of September 30, 2011, which is due and payable on January 1, 2012. On October 3, 2011, we and ING agreed to a non-binding term sheet pursuant to which we plan to refinance and consolidate that loan and our other three ING loans. We are working with ING to complete final documentation for this loan structure prior to January 1, 2012 and expect that the new loan will be funded by the end of the first quarter of 2012. However, we can give no assurances that we will be able to refinance the four ING loans or any of them on these terms within the expected timeframe or at all.

In addition, we are required to make payments of management fees under our hotel management agreements based on a percentage of revenues at our hotels.

Non-GAAP Financial Measures

We use a certain non-GAAP financial measure —earnings before income taxes, depreciation and amortization, or EBITDA — to assess our financial condition and operating performance. This measure should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.  EBITDA is a supplemental financial measure and is not defined by GAAP. As calculated by us, this financial measure may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define it. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to operating income or net income determined in accordance with GAAP, as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

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

Amounts presented in accordance with our definitions of EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate this non-GAAP measure in the same manner. EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA can enhance your understanding of our financial condition and results of operations, this non-GAAP financial measure is not necessarily a better indicator of any trend as compared to a comparable GAAP measure such as net income (loss).

The following table reconciles EBITDA to the most directly comparable GAAP measure, net income (loss), for the three months ended September 30, 2011 and 2010 and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Quarter-over-Quarter
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Change
			$	%
Net Income (loss)	$41	$(1,296)	$1,337	103.2%
Depreciation and amortization	8,392	6,806	1,586	23.3%
Interest expense	3,456	6,818	(3,362)	(49.3)%
Interest income	(1)	(12)	11	(91.7)%
Income taxes (benefit)	(2)	45	(47)	104.4%
EBITDA	$11,886	$12,361	$(475)	(3.8)%

The following table reconciles EBITDA to the most directly comparable GAAP measure, net income (loss), for the nine months ended September 30, 2011 and 2010 and includes the amount of change and percentage change between these periods:

	Company	Our Predecessor	Combined	Our Predecessor	Period-over-Period
	Period February 14, 2011 through September 30, 2011	Period January 1, 2011 through February 13, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Change
					$	%
Net income (loss)	$(969)	$(6,207)	$(7,175)	$(6,925)	$(250)	(3.6)%
Depreciation and amortization	18,641	3,429	22,070	20,328	1,742	8.6%
Interest expense	9,975	4,666	14,641	19,520	(4,878)	25.0%
Interest income	(15)	(7)	(22)	(36)	14	38.5%
Income taxes	515	339	854	273	581	212.5%
EBITDA	$28,147	$2,221	$30,368	$33,160	$(2,791)	(8.4)%

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

As of September 30, 2011, approximately 48.0%, or approximately $123.7 million, of our debt bore fixed interest rates and approximately 52.0%, or approximately $133.9 million bore variable interest rates. Assuming no increase in the amount of our variable rate debt, and considering the exiting floor interest rates on several of our loans, if the index rates on our variable rate debt were to increase by 100 basis points, our cash flow would decrease by approximately $0.8 million per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $82.4 million of our long-term debt will mature during the next 12 months, which amount includes $3.3 million amortizing principal paid in regular monthly payments and $79.1 million of balloon payments on our existing debt as the loans mature.  Of the $79.1 million of maturing loans, approximately $65.5 million bears fixed interest rates and $13.6 million bears variable interest rates.

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

Since our last Quarterly Report on Form 10-Q for the period ended June 30, 2011, there have been no material developments concerning the arbitration action filed on March 24, 2011 by us with the American Arbitration Association against Choice claiming wrongful termination of our franchise agreements, and the related counterclaim by Choice against us alleging fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The parties are currently exchanging discovery documents.  An arbitration hearing has been scheduled for December 12-16, 2011.

Item 1A.           Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and our Quarterly Report filed on Form 10-Q for the three months ended June 30, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           [Removed and Reserved.]

Item 5.           Other Information.

None.

Item 6.           Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)  (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.2
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.3
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.4
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.5
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11filed on October 24, 2011)

10.6†	Modification of Loan Agreement, dated September 30, 2011, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (loan in the original principal amount of $36.6 million)
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.
(1)          Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 10, 2011	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

	By:	Summit Hotel GP, LLC, its general partner

	By:	Summit Hotel Properties, Inc., its sole member

Date: November 10, 2011	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)  (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.2
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.3
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.4
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.5
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11filed on October 24, 2011)

10.6†	Modification of Loan Agreement, dated September 30, 2011, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (loan in the original principal amount of $36.6 million)

31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.
(1)          Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.