Form 10-K
period 2011-12-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2012-02-28
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)
Commission File Number:  001-54273 (Summit Hotel OP, LP)

SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP
(Exact name of registrant as specified in its charter)
_________________

Maryland (Summit Hotel Properties, Inc.) Delaware (Summit Hotel OP, LP) (State or other jurisdiction of incorporation or organization)	27-2962512 (Summit Hotel Properties, Inc.) 20-0617340 (Summit Hotel OP, LP) (I.R.S. Employer Identification No.)

2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive offices, including zip code)

(605) 361-9566
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Summit Hotel Properties, Inc.
Title of each class Common Stock, $0.01 par value per share 9.25% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Summit Hotel OP, LP
Title of each class None	Name of each exchange on which registered Not applicable

_________________

Securities registered pursuant to Section 12(g) of the Act:

Summit Hotel Properties, Inc.:  None
Summit Hotel OP, LP:      Units of partnership interest designated as “Common Units”

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
Summit Hotel Properties, Inc. [ ]	Summit Hotel OP, LP [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Summit Hotel Properties, Inc. Large accelerated filer [ ] Non-accelerated filer [x]	Accelerated filer [ ] Smaller reporting company [ ]

Summit Hotel OP, LP Large accelerated filer [ ] Non-accelerated filer [x]	Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Summit Hotel Properties, Inc. [ ] Yes [x] No	Summit Hotel OP, LP [ ] Yes [x] No

The aggregate market value of the 15,406,309 common shares of Summit Hotel Properties, Inc. held by non-affiliates was $170,086,093 based on the closing sale price on the New York Stock Exchange for such common stock as of June 30, 2011.

There is no trading market for the securities of Summit Hotel OP, LP and thus an aggregate market value is not calculable.

As of February 27, 2012, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 27,278,000 and the number of outstanding Common Units of Summit Hotel OP, LP was 37,378,000, including 27,278,000 Common Units held by Summit Hotel Properties, Inc. and the general partner of Summit Hotel OP, LP.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2011 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

●	“Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;
●	“Summit OP” or “our operating partnership” mean Summit Hotel OP, LP, a Delaware limited partnership, our operating partnership, and its consolidated subsidiaries; and
●
“we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one company. When this report discusses or refers to activities occurring prior to February 14, 2011, the date on which our operations commenced, these references refer to Summit Hotel Properties, LLC, our predecessor.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor. Also on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units. On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”).  As of December 31, 2011, Summit REIT owned approximately 73% of the issued and outstanding Common Units, including the sole general partnership interest held by the General Partner.  As of December 31, 2011, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”).  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management. The remaining Common Units in Summit OP are owned by third parties, including the former members of our predecessor.

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

We believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company.  Summit REIT intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2011 upon filing its federal income tax return for that year.

As of December 31, 2011, Summit REIT’s only material assets were its ownership of Common Units and Series A Preferred Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the operating assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of December 31, 2011, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Series A Preferred Units, representing limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

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

●	“our TRSs” refer to Summit Hotel TRS, Inc., a Delaware corporation, Summit Hotel TRS II, Inc., a Delaware corporation, and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;
●	“our TRS lessees” refer to the wholly owned subsidiaries of our TRSs that lease our hotels from our operating partnership or subsidiaries of our operating partnership.
●
“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and Class C Member, which is wholly owned by our Executive Chairman, Kerry W. Boekelheide.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011
SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “plan,” “continue,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

●	national, regional and local economic conditions;
●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
●	declines in occupancy, average daily rate and revenue per available room and other hotel operating metrics;
●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
●	financial condition of, and our relationships with, third-party property managers, franchisors and hospitality joint venture partners;
●	the degree and nature of our competition;
●	increased interest rates and operating costs;
●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
●	availability of and our ability to retain qualified personnel;
●	our failure to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, or the Code;
●	changes in our business or investment strategy;
●	availability, terms and deployment of capital;
●	general volatility of the capital markets and the market price of our shares of common stock;
●	environmental uncertainties and risks related to natural disasters;
●	changes in real estate and zoning laws and increases in real property tax rates; and
●	the other factors discussed under the heading “Risk Factors” in this report.

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

Overview

We are a self-managed hotel investment company that was organized in June 2010 to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). We completed our IPO, a concurrent private placement of our common stock and our formation transactions on February 14, 2011, netting approximately $240.8 million from the IPO and concurrent private placement, after underwriting discounts and the payment by us of offering-related costs.

As of December 31, 2011, our hotel portfolio consisted of 70 hotels with a total of 7,095 guestrooms located in 19 states.  Based on the total number of rooms, 49.3% of our portfolio is positioned in the top 50 metropolitan statistical areas (“MSAs”) and 72.2% is located within the top 100 MSAs as of December 31, 2011.

At December 31, 2011, the majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites®  and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®,  Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place®).  Our franchise mix, by total number of rooms, consists of Marriott (2,953 rooms, or 41.6%), Hilton (1,671 rooms, or 23.6%), IHG (1,088 rooms, or 15.3%), Hyatt (556 rooms, or 7.8%) and others (827 rooms, or 11.7%). Smith Travel Research classifies 28 of our hotels within the “upscale” segment, 34 of our hotels within the “upper midscale” segment, and eight of our hotels in the “midscale” segment.

Our corporate offices are located at 2701 South Minnesota Avenue, Suite 6, Sioux Falls, South Dakota 57105.  Our telephone number is (605) 361-9566.  Our website is www.shpreit.com. The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

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

We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011 upon filing our federal income tax return for that year.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease all but one of our hotels to our TRS lessees.  The remaining hotel is owned by a wholly owned subsidiary of one of our TRSs.  All of our hotels are operated pursuant to hotel management agreements with third party hotel management companies.

As of December 31, 2011, our TRS lessees have engaged Interstate Management Company (“Interstate”) and its affiliate to operate and manage 69 of our 70 hotels pursuant to a hotel management agreement, and have engaged one other third-party hotel management company to operate and manage one of our hotels.  We may engage other third-party hotel management companies to operate and manage other hotels in the future.

Business Strategy

Our strategy focuses on maximizing the cash flow of our portfolio through focused asset management, targeted capital investment and opportunistic acquisitions. Our primary objective is to enhance stockholder value over time by generating strong risk-adjusted returns for our stockholders. The key elements of our strategy that we believe will allow us to create long-term value are as follows:

Focus on Premium-Branded Limited-Service and Select-Service Hotels.  We focus on hotels in the upper midscale and upscale segments of the lodging industry. We believe that our focus on these segments provides us the opportunity to achieve strong risk-adjusted returns across multiple lodging cycles for several reasons, including:

●
RevPAR Growth.  We believe our hotels will continue to experience meaningful revenue growth to the extent lodging industry fundamentals recover from the economic recession which caused industry-wide RevPAR to suffer a combined 18.4% decline in 2008 and 2009, according to Smith Travel Research. Industry conditions improved during 2011.  PricewaterhouseCoopers, LLP projects RevPAR growth increases in 2012 for upscale hotels, upper midscale hotels and midscale hotels of 7.4%, 5.8% and 4.5%, respectively.

●
Stable Cash Flow Potential.  Our hotels can be operated with fewer employees than full-service hotels that offer more expansive food and beverage options, which we believe enables us to generate consistent cash flows with less volatility resulting from reductions in RevPAR and less dependence on group travel.

●
Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent business travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt or IHG brands, which offer strong loyalty rewards program points that can be redeemed for family travel.

●
Enhanced Diversification.  Premium-branded upscale and upper midscale assets generally cost significantly less, on a per-key basis, than hotels in the upper upscale and luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to help them be competitive in their respective markets.  Since our IPO, we have invested $28.9 million in capital improvements to the hotels in our portfolio, including the 65 hotels in our portfolio at the time of our IPO and the five hotels acquired during 2011.  We believe these investments produce attractive returns, thus, we will continue to rebrand, upgrade and renovate our hotels.

Acquire Hotels in Attractive Transaction Landscape.  We believe that the significant decline in lodging fundamentals from 2008 through early 2010 and the resultant declines in cash flows has created a difficult environment for hotel owners lacking ready access to financing or suffering from reduced cash flows. As a result, we believe that the significant number of hotel properties that experienced substantial declines in operating cash flow, coupled with continued tight credit markets, near-term debt maturities and, in some instances, covenant defaults relating to outstanding indebtedness, will continue to present attractive investment opportunities to acquire hotel properties at prices below replacement cost and with substantial appreciation potential. We intend to continue to grow through acquisitions of existing hotels using a disciplined approach while maintaining a prudent capital structure. We target upper midscale and upscale hotels that meet one or more of the following acquisition criteria:

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

Selectively Develop Hotels.  We believe there will be attractive opportunities to partner on a selective basis with experienced hotel developers to acquire upon completion newly constructed hotels that meet our investment criteria.

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

Our Financing Strategy

We maintain a prudent capital structure.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio we exclude preferred stock from indebtedness. During 2011 we financed our long-term growth with common and preferred equity issuances and debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates (“occupancy”), our average daily rates (“ADR”) and our revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Due to our portfolio’s geographic diversification, our revenue has not experienced significant seasonality. For the year ended December 31, 2011, we received 22.4% of our total revenue in the first quarter, 25.9% in the second quarter, 28.4% in the third quarter and 23.2% in the fourth quarter. For the year ended December 31, 2010, our predecessor received 23.1% of its total revenue in the first quarter, 26.4% in the second quarter, 27.7% in the third quarter and 22.7% in the fourth quarter.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business.

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

Environmental, Health and Safety Matters

Our hotels and development parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Some of our properties may have contained historic uses which involved the use and/or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations, dry cleaning operations) which, if released, could have affected our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which utilize other hazardous or toxic substances. Releases from these adjacent or surrounding properties could affect our properties and we may be liable for any associated cleanup.

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity (i.e., a lender) and we may not have the authority to rely on such reports. Except for our Bloomington, Minnesota hotels, and our Country Inn & Suites hotel located in San Antonio, Texas, none of the Phase I environmental site assessments of the hotel properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, assets or results of operations. Soil and groundwater contamination at the site of our Bloomington, Minnesota hotels was voluntarily remediated by our predecessor to the satisfaction of the Minnesota Pollution Control Agency. A material liability could arise in the future if the contamination at the site of the Bloomington, Minnesota hotels affected third parties or an adjacent property if the Minnesota agency requires further clean-up or if our predecessor’s clean-up does not satisfy the U.S. Environmental Protection Agency. Soil and groundwater contamination was also identified in an undeveloped portion of our property adjacent to our Country Inn & Suites hotel located in San Antonio, Texas. The property was sampled on two occasions, after which our environmental consultant recommended no further action unless the contaminated soil was disturbed. A material liability could arise in the future if the contamination affects an adjacent property or if we are required to remediate it. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

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

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos containing materials (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

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

Tax Status

We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011 upon filing our federal income tax return for that year. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we were organized and have operated in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes for our taxable year ending December 31, 2012 and continuing thereafter.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.   Accordingly, we lease all but one of our hotels to our TRS lessees.  The remaining hotel is owned by a wholly owned subsidiary of one of our TRSs.

Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels. A TRS is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of the REIT and that pays federal income tax at regular corporate rates on its taxable income.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies.  We believe each of the third party managers qualifies as an eligible independent contractor.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRSs will be fully subject to federal, state and local corporate income tax.

Employees

We currently employ 18 full-time employees. None of our employees is a member of any union. The staff at our hotels are employed by our third-party hotel managers.

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

Item 1A.   Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our common stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business strategy includes achieving revenue and net income growth from anticipated increases in demand for hotel rooms — any setback in the economic recovery will adversely affect our future results of operations and our growth prospects.

Our hotel properties experienced declining operating performance across various U.S. markets during the recent economic recession. Our business strategy includes achieving  continued revenue and net income growth from anticipated improvement in demand for hotel rooms as the economic recovery continues. We, however, cannot provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy recovers, or if there is a setback in the economic recovery resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any delay in the continued economic recovery or new economic downturn will adversely affect our future results of operations and our growth prospects.

We may be unable to complete acquisitions that would grow our business.

Our growth strategy includes the disciplined acquisition of hotels as opportunities arise. Our ability to acquire hotels on satisfactory terms or at all is subject to the following significant risks:

●
we may be unable to acquire, or may be forced to acquire at significantly higher prices, desired hotels because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds;

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

If we cannot operate acquired hotels to meet our expectations, our business, financial condition, results of operations and cash flow, the market price per share of our stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

The management of the hotels in our portfolio is and will continue to be concentrated in one hotel management company.

As of February 27, 2012, 69 of the 71 of the hotels in our portfolio are operated by Interstate or its affiliate. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was diversified with several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot assure you that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties would materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our capital stock to decline.

We may not be able to cause our hotel management companies to operate any of our hotels in a manner satisfactory to us, which could adversely affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

To qualify as a REIT, we cannot operate our hotels.  Accordingly, we lease all but one of our hotels to our TRS lessees.  The remaining hotel is owned by a wholly owned subsidiary of one of our TRSs.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial condition, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material and adverse effect on our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

We cannot and will not control the hotel management companies that operate and are responsible for maintenance and other day-to-day management of our hotels, including, but not limited to, the implementation of significant operating decisions. We cannot assure you that our hotel management companies will manage our properties in a manner that is consistent with their obligations under the management agreements or our obligations under our hotel franchise agreements, that our hotel management companies will not be negligent in their performance or engage in other criminal or fraudulent activity, or that they will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with the franchisors may be damaged and we may then be in breach of the franchise agreements, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties, any of which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders.

Even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory operating results, we will have limited ability to require the hotel management company to change its method of operation. We generally attempt to resolve issues with our hotel management companies through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution or arbitration. We would only be able to seek redress if a hotel management company violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Termination of any of our hotel management agreements may cause us to pay substantial termination fees or to experience significant disruptions at the affected hotels.

If we replace the hotel manager of any of our hotels, we may be required to pay a substantial termination fee and we may experience significant disruptions at the affected hotel. If we experience disruptions at the affected hotel, our financial condition, results of operations and our ability to service debt and make distributions to our stockholders could be materially and adversely affected.

Restrictive covenants and other provisions in hotel management and franchise agreements could preclude us from taking actions with respect to the sale, refinancing or rebranding of a hotel that would otherwise be in our best interest.

Our hotel management agreements and franchise agreements generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of the manager or franchisor. For example, the terms of some of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the hotel management company or franchisor, assumes the related agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to hotel managers or franchisors under these agreements as a condition to changing management or franchise brands of our hotels, and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.  Funds spent to maintain franchisor operating standards, the loss of a franchise license or a decline in the value of a franchise brand may have a material adverse effect on our business and financial results.

Funds spent to maintain franchisor operating standards, the loss of a franchise license or a decline in the value of a franchise brand may have a material adverse effect on our business and financial results.

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRSs  and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRSs  or  our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital improvements.

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

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our secured credit facility and mortgage financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and utilize additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under our secured credit facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.

We have a significant amount of debt.  In the future, we may incur additional indebtedness to finance future hotel acquisitions and development activities and other corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial condition because it could, among other things:

●
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

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

Generally, our term debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  We have approximately $28.5 million of debt that matures prior to December 31, 2013.  It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance.  Although we believe that we will be able to refinance these loans, or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to borrowing base limitations and certain financial covenants.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our $125.0 million secured revolving credit facility and other indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

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

Borrowings under our $125.0 million secured revolving credit facility are, and all of our other debt existing as of December 31, 2011 is, secured by mortgages on our hotel properties and related assets. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing any loans for which we are in default. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

An increase in interest rates would increase our interest costs on our variable rate debt and could adversely affect our ability to refinance existing debt or sell assets.

A significant portion of our indebtedness is subject to variable interest rates.  An increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels or acquisitions of additional hotels. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our hotels, which would limit our ability to dispose of hotels when necessary or desired.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualitative and Quantitative Effects of Market Risk.”

Although we have not entered into any hedging arrangements, we may, from time to time, enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. However, these agreements reduce, but do not eliminate, the effect of rising interest rates, and they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We have limited operating history as a publicly traded REIT and may not be successful in operating as a publicly traded REIT, which may adversely affect our ability to make distributions to our stockholders.

We have limited operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. We cannot assure you that our management team’s experience will be sufficient to continue to successfully operate our company as a publicly traded REIT, with appropriate operating and investment policies and comply with Code or Treasury Regulations that are applicable to us. Failure to comply with the income, asset, and other requirements imposed by the REIT rules and regulations could prevent us from qualifying as a REIT, and could force us to pay unexpected taxes and penalties which may adversely affect our ability to make distributions to our stockholders.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business direction. The loss of services from any of the members of our management team,  and our inability to find suitable replacements on a timely basis could have an adverse effect on our operations.

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

Risks Related to the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. The recent economic downturn led to a significant decline in demand for products and services provided by the lodging industry, but hotel demand has experienced a steady improvement beginning in early 2010. A slowing of the current economic recovery or new economic weakness could have an adverse effect on our revenue and negatively affect our profitability.

Competition from other upscale and upper midscale hotels in the markets in which we operate could have a material adverse effect on our results of operations.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer rooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which could reduce our profitability and could materially and adversely affect our results of operations.

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

Our hotels are subject to various operating risks within the markets in which we operate. These risks include:

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

We may develop hotels or acquire hotels that are under development from time to time as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

●	possible environmental problems;
●	construction delays or cost overruns that may increase project costs;
●	receipt of zoning, occupancy and other required governmental permits and authorizations;
●	development costs incurred for projects that are not pursued to completion;
●	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
●	inability to raise capital; and
●	governmental restrictions on the nature or size of a project.

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

Our hotel rooms are likely to be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, room revenue may flatten or decrease and our profitability may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels or to adjust our portfolio in response to changes in economic and other conditions, and, therefore, may harm our financial condition.

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

Our hotels and development parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to material liability to third parties if property damage or personal injury occurs.

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

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act of 1990 (the “ADA”), impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our hotels may currently be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures that would adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

If we default on ground leases for land on which any of our hotels are located, our business could be materially and adversely affected.

If we default under the terms of any of our ground leases and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. If any of the events of default were to occur and are not timely cured, our business, financial condition, results of operations and cash flow, the market price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially and adversely affected.

Risks Related to Conflicts of Interest

We assumed liabilities in connection with the formation transactions, including unknown liabilities, which, if significant, could adversely affect our business.

As part of the formation transactions, we assumed existing liabilities of our predecessor and its affiliates, including, but not limited to, liabilities in connection with our hotels, some of which may be unknown or unquantifiable. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with our predecessor, The Summit Group, and their affiliates, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. In addition, the aggregate value of Common Units issued in the formation transactions was less than the value assumed in the fairness opinion rendered to our predecessor, thus our predecessor and we will not benefit from such fairness opinion. This could increase our exposure to claims, if brought, that the Merger was not fair to our predecessor’s members. If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

Tax consequences to holders of Common Units upon a sale or refinancing of our hotels may cause the interests of holders of Common Units, including certain of our executive officers and directors, to differ from the interests of our other stockholders.

As a result of the unrealized built-in gain that may be attributable to one or more of our hotels, holders of Common Units, including certain of our executive officers and directors, may experience more onerous tax consequences than holders of our stock upon the sale or refinancing of these hotels, including disproportionately greater allocations of items of taxable income and gain upon the occurrence of such an event. The tax protection agreements that we entered into with certain former members of our predecessor, including The Summit Group, which is wholly owned by our Executive Chairman, Mr. Boekelheide, will not provide protection from those more onerous tax consequences. A holder of Common Units that receives a disproportionately greater allocation of taxable income and gain will not receive a correspondingly greater distribution of cash proceeds with which to pay the income taxes on such income. Accordingly, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of such hotels and could exercise their influence over our affairs by attempting to delay, defer or prevent a transaction that might otherwise be in the best interests of our stockholders.

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest.

We, through our wholly owned subsidiary that serves as the sole general partner of our operating partnership, have fiduciary duties to our operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed for so long as we own a controlling interest in our operating partnership that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to the limited partners, our directors must give priority to the interests of  our stockholders. In addition, those persons holding Common Units have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the general partner or us in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

Certain key members of our senior management team continue to be involved in other businesses, which may interfere with their ability to devote time and attention to our business and affairs.

We rely on our senior management team to manage our strategic direction and day-to-day operations of our business. Our employment agreement with Mr. Boekelheide requires him to devote a substantial portion of his business time and attention to our business and our employment agreements with our other executive officers require our executives to devote substantially all of their business time and attention to our business. Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci have certain outside business interests which may reduce the amount of time that Messrs. Boekelheide, Hansen, Aniszewski, Becker and Bertucci are able to devote to our business.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our stock and our ability to make distributions to our stockholders.

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

We are a holding company with no direct operations. As a result, we rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders will not have any voting rights with respect to our operating partnership activities, including the issuance of additional Common Units or Preferred Units.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common or preferred stock. We also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to us that do not equal to the tax on such allocated taxable income).

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

We own approximately 73.0% of the Common Units in our operating partnership, 100% of the general partnership interest in our operating partnership, and 100% of the Series A Preferred Units in our operating partnership. Any future issuances by our operating partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our operating partnership. Because our common stockholders do not directly own any Common Units or Series A Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally recognized exchange may not continue to list our securities, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the NYSE under the symbol “INN” and our Series A Preferred Stock trades on the NYSE under the symbol “INNPrA.”  In order to remain listed we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally recognized exchange. If our securities are delisted from the NYSE or another nationally recognized exchange, we could face significant material adverse consequences, including:

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

Our business strategy is based on continued improvements in hotel industry fundamentals generally and our operating results specifically. We cannot assure you that hotel industry fundamentals or operating results will continue to improve. Economic slowdown and world events outside our control, such as terrorism, have adversely affected the hotel industry in the recent past and if these events reoccur, may adversely affect the industry in the future. In the event conditions in the hotel industry do not continue to improve as we expect, our ability to execute our business strategies will be adversely affected, which, in turn, would adversely affect our ability to make distributions to our stockholders.

The cash available for distribution may not be sufficient to make distributions at expected levels, and we cannot assure you of our ability to make distributions in the future. We may use borrowed funds or funds from other sources to make distributions, which may adversely affect our operations.

We intend to make quarterly distributions to our stockholders and holders of Common Units. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under  our secured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the secured revolving credit facility in order to pay distributions, we would be more limited in our ability to execute our strategy of using that secured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

We may change the distribution policy for our common stock in the future.

The decision to declare and make distributions on our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements or contractual prohibitions, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors deems relevant. The actual distribution payable will be determined by our board of directors based upon the circumstances at the time of declaration and the actual distribution payable may vary from expected amounts. Any change in our distribution policy could have a material adverse effect on the market price of our stock.  We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock or our Common Units, subject to certain exceptions, redeeming or otherwise acquiring shares of our common stock or our Common Units unless full cumulative distributions on our Series A Preferred Stock and the Series A Preferred Units have been declared and either paid or set aside for payment in full for all past distribution periods.

The market price of our stock may be volatile due to numerous circumstances beyond our control.

The trading prices of equity securities issued by REITs and other real estate companies historically have been affected by changes in market interest rates. One of the factors that may influence the price of our common or preferred stock is the annual yield from distributions on our common or preferred stock, respectively, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our common or preferred stock to demand a higher annual yield, which could reduce the market price of our common or preferred stock, respectively.

Other factors that could affect the market price of our stock include the following:

●	actual or anticipated variations in our quarterly results of operations;
●	changes in market valuations of companies in the lodging industry;
●	changes in expectations of future financial performance or changes in estimates of securities analysts;
●	fluctuations in stock market prices and volumes;
●	our issuances of common stock, preferred stock, or other securities in the future;
●	the inclusion of our common stock and preferred stock in equity indices, which could induce additional purchases;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●
unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related  accidents and unusual weather patterns, including natural disasters such as hurricanes.

The market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancings, as well as the real estate market value of the underlying assets, may cause our common and preferred stock to trade at prices that differ from our net asset value per share. If we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common and preferred stock. Our failure to meet the market’s expectations with regard to future earnings and distributions likely would adversely affect the market price of our common and preferred stock.

The trading market for our stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our stock to decline.

The number of shares of our common stock and preferred stock available for future sale could adversely affect the market price per share of our common stock and preferred stock, respectively, and future sales by us of shares of our common stock, preferred stock, or issuances by our operating partnership of Common Units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. The exchange of Common Units for common stock, conversion of Series A Preferred Stock for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

We have filed a registration statement on Form S-3 to register up to 10,100,000 shares of common stock issuable by us to the holders of Common Units issued in our formation transactions upon the exercise of their redemption rights.  Once the registration statement becomes effective, there could be a significant amount of sales of our common stock in a short period of time or the perception that a substantial amount of sales may occur, either or both of which could depress the market price  of our common stock. In addition, future sales by us of shares of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation and issuances of equity securities (including Common Units), which may be dilutive to our existing stockholders and be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future we may offer debt securities and issue equity securities, including Common Units, Series A Preferred Stock or other preferred shares, that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to pre-emptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

The Series A Preferred Stock is subordinate to our existing and future debt, and Series A Preferred Stockholders interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The Series A Preferred Stock will rank junior to all of our existing and future debt and senior equity securities and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our existing debt includes restrictions on our ability to pay dividends to preferred stockholders, and our future debt may include similar restrictions. Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series.   Our charter authorizes our Board of Directors, without any action on the part of our stockholders, to amend our charter to increase or decrease the aggregate number of authorized shares of preferred stock.  Subject to limitations prescribed by Maryland law and our charter, the Board of Directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock or other parity equity securities could dilute the interests of the holders of Series A Preferred Stock, and the issuance of any senior equity securities or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock. Other than the conversion right afforded to holders of Series A Preferred Stock that may become exercisable in connection with certain changes of control as described in the prospectus filed with the Securities and Exchange Commission on October 25, 2011 (“Prospectus”) under the heading “Description of the Series A Preferred Stock — Conversion Rights,” none of the provisions relating to the Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Stock.

Holders of Series A Preferred Stock have extremely limited voting rights.

Holders of Series A Preferred Stock have limited voting rights. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect, together with holders of our parity equity securities having similar voting rights, if any, two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or create additional classes or series of senior equity securities. Other than these limited circumstances, holders of Series A Preferred Stock will not have any voting rights.

Holders of Series A Preferred Stock may not be permitted to exercise conversion rights upon a change of control. If exercisable, the change of control conversion feature of the Series A Preferred Stock may not adequately compensate the holders, and the change of control conversion and redemption features of the Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a Change of Control, as defined in our charter, as a result of which our common stock and the common securities of the acquiring or surviving entity (or ADRs representing such common securities) are not listed on the NYSE, the NYSE Amex or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ, holders of Series A Preferred Stock will have the right to convert some or all of their Series A Preferred Stock into our common stock (or equivalent value of alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to October 28, 2016, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a Change of Control, and holders of Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date, as defined in our charter. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to 5.92417 multiplied by the number of Series A Preferred Stock converted. If the Common Stock Price is less than $4.22, subject to adjustment, the holders will receive a maximum of  5.92417 shares of our common stock per share Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, those features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and proposed method of operation enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2011. However, we cannot assure you that we will qualify and remain qualified as a REIT.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs are subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions or pay taxable stock dividends.

In order to satisfy our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. For example, we may be required to accrue income from mortgage loans and other types of debt instruments that we may acquire before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified or foreclosed upon, which could result in significant taxable income without any corresponding cash payment. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”) has issued private letter rulings to other REITs, which may be relied upon only by the taxpayers to whom they were issued, and a revenue procedure applicable to our 2007 through 2011 taxable years sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances, no assurance can be given that we will be able to pay taxable stock dividends to meet our REIT distribution requirements.

The formation of our TRSs increases our overall tax liability.

Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of the one hotel that is owned by a wholly owned subsidiary of one of our TRSs, the revenue from that hotel, net of the operating expenses.  Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses, which would adversely affect our TRSs’ ability to pay us rent due under the leases. Increases in these operating expenses can have a significant adverse effect on our financial condition, results of operations, the market price of our common and preferred shares and our ability to make distributions to our stockholders.

Our ownership of our TRSs is subject to limitations and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

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

If Interstate, our other hotel management companies, or any other hotel management companies that we may engage in the future do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease all but one of our hotels to our TRS lessees.  The remaining hotel is owned by a wholly owned subsidiary of one of our TRSs.  All of our hotels are operated pursuant to hotel management agreements with Interstate and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe each of our hotel management companies operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that our hotel management companies or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees and the property that is owned by a wholly owned subsidiary of one of our TRSs are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

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

You may be restricted from acquiring or transferring certain amounts of our stock.

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

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder.  The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2012 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Portfolio

A list of our hotel properties owned as of December 31, 2011 and operating information for those hotels is included in the table below.  We own our hotels in fee simple, except for five hotels, that are ground leased, as described in “-Our Hotel Operating Agreements – Ground Leases” below.  According to STR’s current chain scales, 34 of our hotels are categorized as upper midscale hotels, 28 of our hotels are categorized as upscale hotels, and eight of our hotels are categorized as midscale.  All financial and room information is for the year ended December 31, 2011.

			Year Ended December 31, 2011
		Later of
		Year of
		Opening or
Franchise/Brand	Location	Conversion	# Rooms	Occupancy(1)	ADR(2)	RevPAR(3)	Segment

Marriott
Courtyard by Marriott®	El Paso, TX	2011	90	72.82%	$116.09	$84.54	Upscale
Courtyard by Marriott ® (4)	Flagstaff, AZ	2009	164	71.52	94.11	67.31	Upscale
Courtyard by Marriott® (4)	Germantown, TN	2005	93	62.10	93.97	58.35	Upscale
Courtyard by Marriott® (4)	Jackson, MS	2005	117	59.92	93.49	56.02	Upscale
Courtyard by Marriott® (4)	Memphis, TN	2005	96	67.96	70.22	47.72	Upscale
Courtyard by Marriott® (4)	Missoula, MT	2005	92	67.07	99.51	66.74	Upscale
Courtyard by Marriott® (4)	Scottsdale, AZ	2003	153	53.29	121.23	64.61	Upscale
Fairfield Inn by Marriott® (4)	Baton Rouge, LA	2004	79	60.21	77.63	46.74	Upper midscale
Fairfield Inn by Marriott® (4)	Bellevue, WA	1997	144	58.15	113.15	65.80	Upper midscale
Fairfield Inn by Marriott® (4)	Boise, ID	1995	63	66.06	72.24	47.72	Upper midscale
Fairfield Inn by Marriott® (4)	Denver, CO	1997	161	67.83	85.58	58.05	Upper midscale
Fairfield Inn by Marriott® (4)	Emporia, KS	1994	57	65.17	77.50	50.51	Upper midscale
Fairfield Inn by Marriott® (4)	Lakewood, CO	1995	63	62.47	85.18	53.22	Upper midscale
Fairfield Inn by Marriott® (4)	Lewisville, TX	2000	71	57.92	74.11	42.93	Upper midscale
Fairfield Inn by Marriott® (4)	Salina, KS	1994	63	68.17	73.04	49.79	Upper midscale
Fairfield Inn by Marriott® (4)(5)	Spokane, WA	1995	84	58.33	104.26	60.81	Upper midscale
Fairfield Inn & Suites by Marriott® (4)	Germantown, TN	2005	80	58.47	72.59	42.45	Upper midscale
Residence Inn by Marriott® (4)	Fort Wayne, IN	2006	109	74.38	91.02	67.70	Upscale
Residence Inn by Marriott® (4)	Germantown, TN	2005	78	65.24	96.56	63.00	Upscale
Residence Inn by Marriott® (4)	Portland, OR	2009	124	84.00	101.31	85.10	Upscale
Residence Inn by Marriott® (4)	Ridgeland, MS	2007	100	82.10	103.69	85.13	Upscale
SpringHill Suites by Marriott® (4)	Baton Rouge, LA	2004	78	65.37	82.82	54.14	Upscale
SpringHill Suites by Marriott® (4) (8)	Bloomington, MN	2011	113	82.24	82.03	67.46	Upscale
SpringHill Suites by Marriott® (4)	Denver, CO	2007	124	67.27	98.28	66.11	Upscale
SpringHill Suites by Marriott® (4)	Flagstaff, AZ	2008	112	71.20	92.73	66.02	Upscale
SpringHill Suites by Marriott® (4)	Lithia Springs, GA	2004	78	53.13	73.50	39.05	Upscale
SpringHill Suites by Marriott® (4)	Little Rock, AR	2004	78	66.79	80.28	53.62	Upscale
SpringHill Suites by Marriott® (4)	Nashville, TN	2004	78	74.49	102.99	76.72	Upscale
SpringHill Suites by Marriott® (4)(6)	Scottsdale, AZ	2003	121	50.01	105.13	52.58	Upscale
TownePlace Suites by Marriott® (4)	Baton Rouge, LA	2004	90	78.36	72.41	56.74	Upper midscale
Subtotal/Weighted Average			2,953	66.44	91.71	60.93

Hilton
Doubletree® (4) (8)	Baton Rouge, LA	2011	127	51.35	84.18	43.23	Upscale
Hampton Inn® (4)	Denver, CO	2003	149	49.38	82.55	40.77	Upper midscale
Hampton Inn® (4)	Fort Collins, CO	1996	75	65.63	90.93	59.67	Upper midscale
Hampton Inn® (4)	Fort Smith, AR	2005	178	61.06	94.72	57.83	Upper midscale
Hampton Inn® (4)	Fort Wayne, IN	2006	119	57.82	91.76	53.05	Upper midscale
Hampton Inn® (4)	Medford, OR	2001	75	71.58	102.77	73.56	Upper midscale
Hampton Inn® (4)	Twin Falls, ID	2004	75	64.51	88.39	57.02	Upper midscale
Hampton Inn® (4)	Provo, UT	1996	87	66.34	87.91	58.32	Upper midscale
Hampton Inn® (4)	Boise, ID	1995	63	72.09	88.79	64.01	Upper midscale
Hampton Inn & Suites® (4)	Bloomington, MN	2007	146	74.48	119.08	88.69	Upper midscale
Hampton Inn & Suites® (4)	El Paso, TX	2005	139	81.81	108.69	88.92	Upper midscale
Hampton Inn & Suites® (4)	Fort Worth, TX	2007	105	65.45	110.33	72.21	Upper midscale
Hilton Garden Inn® (4)	Duluth, GA	2011	122	68.84	102.47	70.54	Upscale
Hilton Garden Inn® (4)	Fort Collins, CO	2007	120	64.71	92.25	59.70	Upscale
Homewood Suites® (4)	Ridgeland, MS	2011	91	73.87	96.51	71.30	Upscale
Subtotal/Weighted Average			1,671	65.03	97.69	63.53

IHG
Holiday Inn® (4) (8)	Boise, ID	2011	119	64.85%	$78.67	$51.02	Upper midscale
Holiday Inn® (4)	Duluth, GA	2011	143	66.01	85.80	56.64	Upper midscale
Holiday Inn Express® (4)	Boise, ID	2005	63	71.13	83.10	59.11	Upper midscale
Holiday Inn Express®(7) (8)	Charleston, WV	2011	66	49.23	92.11	45.35	Upper midscale
Holiday Inn Express® (4)	Vernon Hills, IL	2008	119	58.94	80.75	47.59	Upper midscale
Holiday Inn Express & Suites® (4)	Emporia, KS	2000	58	74.99	89.77	67.32	Upper midscale
Holiday Inn Express & Suites®	Las Colinas, TX	2007	128	51.42	83.41	42.89	Upper midscale
Holiday Inn Express & Suites® (4)	Sandy, UT	1998	88	72.71	86.72	63.05	Upper midscale
Holiday Inn Express & Suites® (4)	Twin Falls, ID	2009	91	61.99	92.04	57.06	Upper midscale
Staybridge Suites® (4)	Glendale, CO	2011	121	80.19	109.76	88.01	Upper midscale
Staybridge Suites® (4)	Jackson, MS	2007	92	65.43	87.29	57.11	Upper midscale
Subtotal/Weighted Average			1,088	64.24	87.79	56.39

Hyatt
Hyatt Place® (4)	Atlanta, GA	2006	150	81.51	78.44	63.94	Upscale
Hyatt Place®	Fort Myers, FL	2009	148	50.79	76.13	38.66	Upscale
Hyatt Place® (4)	Las Colinas, TX	2007	122	65.92	92.48	60.96	Upscale
Hyatt Place® (4)	Portland, OR	2009	136	81.24	89.99	73.11	Upscale
Subtotal/Weighted Average			556	69.84	84.19	58.80

AmericInn
AmericInn®(8)	Fort Smith, AR	2011	89	39.68	63.84	25.33	Midscale
AmericInn® (8)	Missoula, MT	2011	52	46.13	76.68	35.37	Midscale
AmericInn® (4) (8)	Salina, KS	2011	60	44.53	66.73	29.71	Midscale
AmericInn® (4) (8)	Twin Falls, ID	2011	111	51.97	70.52	36.65	Midscale
AmericInn® (4)(8)	Lakewood, CO	2011	62	48.27	75.48	36.44	Midscale
Subtotal/Weighted Average			374	46.42	70.28	32.63

Starwood
Aloft® (4)	Jacksonville, FL	2009	136	70.19	63.06	44.26	Upscale

Carlson
Country Inn & Suites By Carlson®	Charleston, WV	2001	64	74.09	97.21	72.02	Midscale
Country Inn & Suites By Carlson® (4)(8)	San Antonio, TX	2011	126	52.62	77.98	41.03	Midscale
Subtotal/Weighted Average			190	59.85	86.00	51.47

Independent
Aspen Hotel & Suites® (4)	Fort Smith, AR	2003	57	47.16	65.16	30.73	Midscale
Aspen Hotel & Suites®(8)	Fort Worth, TX	2011	70	40.30	77.38	31.18	Upper Midscale
			127	43.38	71.42	30.98

Total/Weighted Average			7,095	64.45%	$90.03	$58.02
_____________________________
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
(4)
This hotel is subject to mortgage debt at December 31, 2011.  For additional information concerning our debt and lenders, please see Item 7. “Management’s Discussion and Analysis of Financial Information and Results of Operations—Indebtedness” and Item 8. “Financial Statements and Supplementary Data—Note 11” to Consolidated Financial Statements.

(5)	The Spokane, WA Fairfield Inn room count decreased from 86 to 84 in fourth quarter 2011 as a result of capital improvements at the hotel.
(6)	The Scottsdale, AZ SpringHill Suites room count decreased from 123 to 121 in fourth quarter 2011 as a result of capital improvements at the hotel.
(7)
The Charleston, WV Holiday Inn Express room count decreased from 67 to 66 in fourth quarter 2011 as a result of renovations related to the franchise conversion from a Comfort Suites to a Holiday Inn Express.

(8)	The conversion date reflects the conversion to a new franchise brand due to the termination of the franchise license agreements for 11 of our hotels during 2011.

We have acquired one hotel since December 31, 2011.

As of February 27, 2012, we have also entered into agreements to purchase two additional hotels for an aggregate purchase price of approximately $20.2 million.  We anticipate acquiring these hotels in the first quarter of 2012.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition to our hotel portfolio, we own 14 parcels of vacant land that we believe are suitable for the development of new hotels, the possible expansion of existing hotels or the development of restaurants in proximity to certain of our hotels.  We currently do not intend to develop new hotels or restaurants or expand any of our existing hotels at these parcels. We may in the future sell these parcels when market conditions warrant. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of those parcels of undeveloped land to our TRSs.

Our Hotel Operating Agreements

Ground Leases

Five of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

●
The AmericInn located in Fort Smith, Arkansas is subject to a ground lease with an initial lease termination date of August 31, 2022. The initial lease term may be extended for an additional 30 years. Annual ground rent currently is $50,100 per year. Annual ground rent is adjusted every fifth year with adjustments based on the Consumer Price Index for All Urban Consumers. The next scheduled ground rent adjustment is January 1, 2015.

●
The Hampton Inn located in Fort Smith, Arkansas is subject to a ground lease with an initial lease termination date of May 31, 2030 with 11, five-year renewal options. Annual ground rent currently is $132,461 per year.  Annual ground rent is adjusted on June 1 of each year, with adjustments based on increases in the hotel’s RevPAR calculated in accordance with the terms of the ground lease.

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

●
The Holiday Inn located in Duluth, Georgia is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is $198,057 per year.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Franchise Agreements

All of our hotels, except for our two independent hotels, currently operate under franchise agreements with Marriott, Hilton, IHG, Hyatt, Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”), AmericInn International, LLC and Country Inns & Suites By Carlson, Inc. We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements require our TRS lessees, as franchisees, to pay franchise fees ranging between 2% and 6% of each hotel’s gross revenue. In addition, some of our franchise agreements will require our TRS lessees to pay marketing fees of up to 4% of each hotel’s gross revenue. These agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors’ standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Some of the agreements require that we deposit a set percentage, generally not more than 5% of the gross revenue of the hotels, into a reserve fund for capital expenditures.

We have agreed with certain of our franchisors to complete property improvement plans, with completion dates ranging from March 2011 to August 2015. We expect to spend approximately $18.2 million before December 31, 2012 for capital improvements pursuant to these plans.  We intend to fund the cost of completing these plans with future offerings of our securities and borrowings under our secured revolving credit facility.

Hotel Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Our operating partnership and subsidiaries of our operating partnership lease our hotels to our TRS lessees, which engage property managers to manage our hotels. On February 14, 2011, our TRS lessees entered into a hotel management agreement with Interstate.  We may, but we are not required to, enter into hotel management agreements with Interstate for any additional hotels that we may acquire.  As of February 27, 2012, Interstate and its affiliate, Noble Management Group, LLC (“Noble”), manage 69 of our 71 hotels.

Pursuant to the hotel management agreement with Interstate, our TRS lessees are required to fund working capital needs, fixed asset supplies, capital expenditures and operating expenses of the hotels. Interstate, subject to certain limited owner approval rights, has control of all operational aspects of the hotels, including employee-related matters. Interstate is required to maintain each hotel in good repair and condition and make such routine maintenance and repairs as are reasonably necessary or appropriate consistent with the business plan we approve.

A significant percentage of our hotels are managed by Interstate. Under the hotel management agreement entered into with Interstate on February 14, 2011, which has an initial term expiring on February 14, 2021 (unless earlier terminated pursuant to its terms), we pay Interstate a base management fee and, if certain financial thresholds are met or exceeded, an annual incentive management fee. The base management fee, which is paid on a monthly basis, is 3% of total revenues for all of the hotels covered by the hotel management agreement. For purposes of the hotel management agreement, “total revenues” is defined as all income, revenue and proceeds resulting directly or indirectly from the operation of the hotels and all of their facilities (net of refunds and credits to guests and other allowances) before subtracting expenses. An annual incentive fee is payable to Interstate, if earned, in the amount equal to 10% of the amount by which actual aggregate EBITDA for all hotels covered by the hotel management agreement exceeds $65 million, subject to adjustment for increases and decreases in the number of hotels covered by the hotel management agreement. For purposes of the hotel management agreement, “EBITDA” is defined as the amount by which gross operating profit (the amount by which total revenues exceed operating expenses) exceeds fixed charges. The annual incentive fee for any fiscal year (or partial fiscal year) is capped at 1.5% of the total revenues for all of the hotels covered by the hotel management agreement for that fiscal year. In addition, Interstate receives, on a monthly basis, a fee for the use of its centralized accounting services in an amount equal to $1,500 per hotel per month for hotels with 90 or more rooms and $1,375 per hotel per month for hotels with less than 90 rooms, subject to annual increases of the lesser of (i) the percentage change in the Consumer Price Index for the previous fiscal year and (ii) 3%.

The hotel management agreement may be terminated entirely or with respect to individual hotels, as applicable, for cause, without cause, due to damage or condemnation of a hotel, on Interstate’s failure to comply with certain REIT-related provisions of the Code, upon a hotel’s underperformance, due to Interstate entering into competition with one of our hotels and upon the sale of a hotel.  Termination under certain circumstances, such as termination due to our default under the hotel management agreement, termination due to sale of a hotel, termination due to damage or condemnation and termination without cause, shall require payment by us of a termination fee which would provide Interstate with a 30% Internal Rate of Return with respect to such hotel, however, solely for the first five terminations, if the effective date of such termination occurs on or before the end of the eighteenth month following the effective date of the agreement, the Internal Rate of Return shall be 20% instead of 30%.

We amended our hotel management agreement with Interstate effective as of June 30, 2011, to reduce the base management fee paid to Interstate for 55 of our hotels for the period from April 1, 2011 through June 30, 2011 by an aggregate of $565,000. We and Interstate entered into the amendment to address operational challenges experienced at the hotels during the second quarter of 2011. In return for this one-time reduction in management fee, we provided an additional future incentive to Interstate, which is payable if earned, based on improvement of gross operating profits at the 55 hotels. The aggregate maximum potential incentive is equal to the amount of the one-time reduction in base management fee and was earned in full during the fourth quarter of 2011.  Thus, the incentive will be paid in the first quarter of 2012.

On April 27, 2011, we entered into a contract with IHG Management (Maryland), LLC (“IHG Management”) to manage the143-room Holiday Inn hotel in Duluth, Georgia pursuant to a hotel management agreement with a 20-year term, which is extendable at IHG’s option, upon written notice and if IHG Management is not then in default on the agreement, by up to two five-year terms.

On May 25, 2011, we entered into a contract with Noble to manage the 122-room Hilton Garden Inn hotel in Duluth, Georgia pursuant to a hotel management agreement with a 3-year term, which is extendable at Noble’s option, upon written notice and if Noble is not then in default on the agreement, by up to two three-year terms. In conjunction with this contract, the Company has agreed to enter into additional hotel management agreements with Noble up to a capped amount, which left unfulfilled could lead to the assessment of future fees under the agreement.  In December 2011, Interstate acquired Noble, thus Interstate manages this hotel.

On January 12, 2012, we assumed a contract with Courtyard Management Corporation to manage the 150-room Courtyard by Marriott in Atlanta, Georgia.  The contract has  a 25 year term, which automatically renews on the same terms and conditions for two successive periods of ten years unless either we or Courtyard Management Corporation elects not to renew.

Former Choice Hotels

On March 23, 2011, Choice notified us of the immediate termination of the franchise agreements for ten of our hotels, and the termination of our Cambria Suites, Bloomington, Minnesota franchise agreement on June 23, 2011.  We refer to these 11 hotels, containing 995 guestrooms, as the “former Choice hotels.”

As of December 31, 2011, ten of these hotels (containing an aggregate of 925 guestrooms) were operating under new franchise brands and one of the hotels (containing 70 guestrooms) was operating independently. Of the ten hotels operating under new franchise brands, six hotels (containing an aggregate of 441 guestrooms) were operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger, well-known brands. As a result, occupancy, ADR, RevPAR and revenues for these hotels have been adversely affected and we may not achieve the operating performance we had previously anticipated. We entered into a new franchise agreement for the Fort Worth, Texas hotel currently operating independently, that will permit the hotel to operate as a Fairfield Inn and Suites, upon completion of certain capital improvements anticipated to be completed in May 2012, although we can give no assurances that we will complete this project and operate the hotel under the new franchise agreement within the stated timeframe or at all.

The affected hotels include:

Location	Former Brand	New Franchise Brand	Number of Units

Baton Rouge, LA	Cambria Suites	DoubleTree by Hilton	127
San Antonio, TX	Cambria Suites	Country Inn & Suites	126
Boise, ID	Cambria Suites	Holiday Inn	119
Bloomington, MN	Cambria Suites	SpringHill Suites	113
Fort Worth, TX	Comfort Suites	Fairfield Inn & Suites	70
Charleston, WV	Comfort Suites	Holiday Inn Express	66
Lakewood, CO	Comfort Suites	AmericInn	62
Twin Falls, ID	Comfort Inn & Suites	AmericInn	111
Fort Smith, AR	Comfort Inn	AmericInn	89
Salina, KS	Comfort Inn	AmericInn	60
Missoula, MT	Comfort Inn	AmericInn	52

The termination of the franchise agreements with respect to the former Choice hotels has had a negative effect on our operating results for the twelve months ended December 31, 2011.  From the date of the Choice franchise terminations until the former Choice hotels began operating under new franchise licenses they did not have access to a national reservations system, resulting in significant reductions in occupancy, thus negatively affecting RevPAR and hotel operating revenues.  For the 11 former Choice hotels, for the twelve months ended December 31, 2011, occupancy declined to 53.9% from 65.7% for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011, ADR decreased to $77.88 from $77.99 for the twelve months ended December 31, 2010. As a result, RevPAR for the 11 former Choice hotels declined from $51.24 for the twelve months ended December 31, 2010 to $41.95 for the twelve months ended December 31, 2011.

Item 3.	Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, other than the Choice proceedings described below, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

On March 23, 2011, Choice terminated franchise agreements on ten of our hotels, effective on that date.  Choice also terminated the franchise agreement for the Cambria Suites, Bloomington, Minnesota effective June 23, 2011.  On March 24, 2011, we filed an arbitration action with the American Arbitration Association against Choice claiming wrongful termination of our franchise agreements.  In response to our arbitration action, Choice asserted counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The claimants in the arbitration include Summit REIT, Summit OP, the General Partner, our predecessor, Summit Hospitality I, LLC, Summit Hospitality V, LLC, The Summit Group, Inc., and each of the TRSs that leased one of the former Choice hotels (collectively, “Summit Parties”).  Choice’s counterclaim seeks from the Summit Parties approximately $3.9 million in actual damages for the alleged breaches of contract and misrepresentation, $2 million in punitive damages, $120,000 in damages for trademark infringement, and reimbursement of costs and attorneys' fees related to all claims.

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

The arbitration hearings were held in December 2011 and January 2012.  Findings from the arbitration panel are expected in late March or April 2012.   We are unable to estimate a range of gain or losses as it relates to these claims.

Item 4.	Mine Safety Disclosures.

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of Summit REIT began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for the common stock of Summit REIT. The last reported sale price for Summit REIT’s common stock as reported on the NYSE on February 27, 2012 was $10.00 per share.  The following table sets forth the high and low sales price per share of common stock  per quarter reported on the New York Stock Exchange as traded, and the distributions declared on the common stock and Common Units for each of the quarters indicated.

Year Ended December 31, 2011	High	Low	Distribution Declared Per Common Share and Common Unit
Fourth Quarter	$9.77	$6.16	$0.1125
Third Quarter	11.47	6.68	0.1125
Second Quarter	11.63	9.90	0.05625
Period Feb 9, 2011 through March 31, 2011	10.40	9.26	--

There is currently no established public trading market for the Common Units of Summit OP.  No public trading market for the Common Units is expected to develop.  Pursuant to the terms of the partnership agreement, holders of 10,100,000 Common Units (other than the General Partner and Summit REIT) may exercise their right to tender those Common Units for redemption.  Any Common Units tendered for redemption will be redeemed in exchange for either (i) shares of our common stock, on a one-for-one basis, or (ii) a cash amount based upon a ten-day average of the closing sale price of our common stock on the NYSE, as described in the partnership agreement.

Shareholder Information

As of February 15, 2012, the common stock of Summit REIT was held of record by five holders and there were 27,278,000 shares of common stock outstanding as of February 27, 2012. As of February 27, 2012, the Common Units of Summit OP were held by 983 holders of record and there were 37,378,000 Common Units of Summit OP outstanding, including 27,278,000 Common Units held by the General Partner and Summit REIT.

Distribution Information

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

The timing and frequency of distributions will be authorized by the Summit REIT board of directors, in its sole discretion, and declared by Summit REIT based upon a variety of factors deemed relevant by its directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the Code. Summit REIT’s ability to make distributions will generally depend on receipt of distributions from Summit OP, which depends primarily upon lease payments from our TRS lessees with respect to our hotels.

Summit OP intends to make quarterly distributions to holders of Common Units in a per-unit amount that is equal to the per-share amount paid by Summit REIT to the holders of Summit REIT common stock.

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock or the Common Units unless full cumulative distributions on the Series A Preferred Stock and Series A Preferred Units have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to our securities, and the securities of our operating partnership, that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Summit REIT Stockholders(2)	940,000	$9.75	1,374,290
Equity Compensation Plans Not Approved by Summit REIT Stockholders	—	—	—
Total	940,000	$9.75	1,374,290
___________________________
(1)
Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.” Summit OP has not adopted any equity compensation plans; however, long-term incentive plan units (“LTIP Units”), a special class of partnership units in Summit OP, may be issued by Summit OP pursuant to Summit REIT’s 2011 Equity Incentive Plan. Neither Summit REIT nor Summit OP has any current plans to issue LTIP Units pursuant to the Summit REIT’s 2011 Equity Incentive Plan.

(2)	Consists of Summit REIT’s 2011 Equity Incentive Plan, which was approved by Summit REIT’s board of directors and the Summit REIT’s sole stockholder prior to completion of the IPO.

Share Performance Graph

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning February 8, 2011 and ending December 31, 2011, with the yearly changes in the Standard and Poor’s 500 Stock Index (the S&P 500 Index), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs which focus on investments in hotel properties.  Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

		Period Ending
Index	02/08/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/31/11
Summit Hotel Properties, Inc.	$100.00	$100.00	$101.95	$116.21	$116.07	$117.00	$116.28	$86.62	$73.86	$84.43	$89.27	$100.08
S&P 500	100.00	100.36	100.40	103.37	102.20	100.50	98.45	93.10	86.56	96.02	95.81	96.79
SNL US REIT Hotel	100.00	94.76	91.31	94.04	93.63	89.67	86.01	65.77	61.20	76.77	75.32	79.51

Securities Sold

There were no unregistered sales of equity securities during the year ended December 31, 2011 other than as previously reported in our Current Report on Form 8-K filed with the SEC on February 18, 2011 relating to the concurrent private placement and the formation transactions.

Item 6.	Selected Financial Data.

The following financial and operating information should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report and incorporated herein by reference.

Statement of Operations Data (in thousands, except share and per-share data)
	Summit REIT	Our Predecessor	Combined	Our Predecessor Year Ended December 31,
	Period February 14, 2011 through December 31, 2011	Period January 1, 2011 through February 13, 2011	Twelve Months Ended December 31, 2011	2010	2009	2008	2007
REVENUES
Room revenues	$131,638	$14,268	$145,906	$133,069	$118,960	$132,796	$112,043
Other hotel operations revenues	2,646	330	2,976	2,566	2,240	2,311	1,846
Total Revenues	134,284	14,598	148,882	135,635	121,200	135,107	113,889
EXPENSES
Hotel Operating Expenses
Rooms	40,138	4,961	45,099	41,129	36,720	36,517	30,118
Other direct	17,672	2,658	20,330	17,692	18,048	19,831	19,710
Other indirect	35,870	4,686	40,556	36,466	32,389	33,318	27,466
Other	700	73	773	615	681	330	481
Total Hotel Operating Expenses	94,380	12,378	106,758	95,902	87,838	89,996	77,775
Depreciation and amortization	26,378	3,429	29,807	27,251	23,971	22,308	16,136
Corporate general and administrative:
Salaries and other compensation	2,641	—	2,641	—	—	—	—
Other	3,440	—	3,440	—	—	—	—
Equity based compensation	480	—	480	—	—	—	—
Hotel property acquisition costs	254	—	254	367	1,389	1,571	1,640
Loss on impairment of assets	—	—	—	6,476	7,506	—	—
Total Expenses	127,573	15,807	143,380	129,996	120,704	113,875	95,551

INCOME (LOSS) FROM OPERATIONS	6,711	(1,209)	5,502	5,639	496	21,232	18,338

OTHER INCOME (EXPENSE)
Interest income	16	7	23	47	50	194	446
Interest expense	(13,193)	(4,666)	(17,859)	(26,362)	(18,321)	(17,026)	(14,214)
Gain (loss) on disposal of assets	(36)	—	(36)	(42)	(4)	(390)	(652)
Total Other Income (Expense)	(13,213)	(4,659)	(17,872)	(26,357)	(18,275)	(17,222)	(14,420)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,502)	(5,868)	(12,370)	(20,718)	(17,779)	4,010	3,918

INCOME FROM DISCONTINUED OPERATIONS	—	—	—	—	1,465	10,278	11,587

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,502)	(5,868)	(12,370)	(20,718)	(16,314)	14,288	15,505

INCOME TAX (EXPENSE) BENEFIT	2,325	(339)	1,986	(202)	—	(825)	(715)

NET INCOME (LOSS)	(4,177)	(6,207)	(10,384)	(20,920)	(16,314)	13,463	14,790

NET INCOME (LOSS) ALLOCATED TO NON-CONTROLLING INTEREST	(1,240)		(1,240)

NET INCOME (LOSS) ALLOCATED TO COMPANY	(2,937)	(6,207)	(9,144)	(20,920)	(16,314)	13,463	14,790

PREFERRED DIVIDENDS	(411)	—	(411)	—	—	—	—

NET INCOME (LOSS) ALLOCATED TO COMMON STOCKHOLDERS	$(3,348)	$(6,207)	$(9,555)	$(20,920)	$(16,314)	$13,463	$14,790

Loss per share attributable to common stockholders, basic and diluted	$(0.12)

Dividends declared per common share	$0.28

Weighted-average number of common shares, basic and diluted	27,278,000

Balance Sheet Data (in millions)

Total Assets	$554	N/A	$554	$493	$518	$495	$448
Mortgages and Notes Payable	217	N/A	217	420	426	390	337

Our predecessor’s equity interests consisted of four different classes of limited liability company membership interests that were not publicly traded, thus, a discussion of its selected earnings data would not be meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the “Selected Financial Data,” Summit REIT’s and Summit OP’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto, our predecessor’s audited consolidated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and 2009, and related notes thereto, appearing elsewhere in this report.

Overview

We are a self-managed hotel investment company that was organized in June 2010 to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, as these segments are currently defined by STR. We completed our IPO, a concurrent private placement of our common stock and our formation transactions on February 14, 2011, netting approximately $240.8 million from the IPO and concurrent private placement, after underwriting discounts and the payment by us of offering-related costs.

We had no business activities prior to completion of the IPO and the formation transactions on February 14, 2011. As a result of the formation transactions, we acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, we assumed the indebtedness of our predecessor and its subsidiaries.  Our predecessor is considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the formation transactions.

Since completion of our IPO, we have acquired six hotels with a total of 717 guestrooms located in four states for purchase prices aggregating approximately $78.6 million. As of December 31, 2011, our portfolio consisted of 70 hotels with a total of 7,095 guestrooms located in 19 states. Substantially all of our assets are held by, and all of our operations are conducted through, Summit OP. Through a wholly owned subsidiary, Summit REIT is the sole general partner of Summit OP. As of December 31, 2011, Summit REIT owned all of Summit OP’s issued and outstanding Series A Preferred Units.  Furthermore, as of December 31, 2011, Summit REIT owned approximately 73.0% of Summit OP’s issued and outstanding Common Units, including Common Units representing the sole general partnership interest.  The other limited partners of Summit OP, including The Summit Group and the other former members of our predecessor, which include executive officers and directors of the Company, own the remaining Common Units as of December 31, 2011.  Pursuant to the partnership agreement of Summit OP, through our General Partner, we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in Summit OP’s business activities.  On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $47.9 million.  The proceeds from this offering were used to pay down the principal balance of our revolving credit facility.

Recent Developments

On January 12, 2012, we purchased 90% of the ownership interests in the 150 unit Courtyard by Marriott hotel in Atlanta, Georgia for a purchase price of approximately $28.5 million, or approximately $190,000 per key.  Upon expiration of tax credits related to the hotel in approximately four years, we will be able to take assignment of the remaining ownership of the hotel for approximately $350,000. We expect to perform a minor renovation of approximately $230,000, for a combined purchase price and renovation cost of approximately $191,500 per key.  We funded the purchase price of this acquisition through the assumption of a term loan with Empire Financial with a principal balance of $19.0 million and the remainder with borrowings under our senior secured revolving credit facility.  In connection with this acquisition, we have engaged Courtyard Management to manage the hotel pursuant to a hotel management agreement.  We own our 90% ownership interest in the Courtyard by Marriott hotel through one of our TRSs.

 On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011.  The loans were consolidated into a single 7-year term loan with a principal balance of $67.5 million, maturity date of March 1, 2032, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by first mortgage liens on 16 properties containing 1,639 guestrooms. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 and March 1, 2029.  If the loan is repaid prior to maturity, other than if called by the Lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium.  Pursuant to the consolidation, the mortgages on the Courtyard by Marriott, Missoula, Montana and the Courtyard by Marriott, Memphis, Tennessee were released and new mortgages were taken on the Country Inn & Suites and the Holiday Inn Express in Charleston, West Virginia.

On February 14, 2012, we closed on the refinance of our loan with Metabank, which had an outstanding balance as of the date of closing of approximately $7.0 million.  The loan matures February 1, 2017, is amortized over approximately 17 years, and bears an annual interest rate of 4.95%.  The prepayment penalty is 3% in the first 2 years, 2% in year 3, and 1% in years 4 and 5.  The loan is collateralized by first mortgages on two hotels containing 197 guestrooms.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand has led improvements in the overall economy.

PricewaterhouseCoopers LLP projects RevPAR growth increases in 2012 for upscale hotels, upper midscale hotels and midscale hotels of 7.4%, 5.8% and 4.5%, respectively. Although we expect that our hotels will realize meaningful RevPAR gains as the economy and lodging industry continue to improve, the risk exists that global economic conditions may cause the United States economic recovery to stall, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on demand for our guestrooms, we feel relatively confident that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, local real estate market conditions and availability and pricing of existing properties. As a result of scarcity of financing, severe recession and declining operating fundamentals during 2008 and 2009, many planned hotel developments were cancelled or postponed. According to Lodging Econometrics, approximately 339 new hotels with 38,287guestrooms will open during 2012 and 370 hotels with 28,248 guestrooms will open in 2013. This compares to 5,883 new hotels with 785,547 guestrooms that opened during 2008.

If the general economy does not continue its recovery for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism or significantly increased gasoline prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue depends on demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and their brands.

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

	Twelve Months Ended December 31,		Percentage Change
	2011	2010
Initial Portfolio (65 hotels)
Average number of rooms	6,533	6,533	-
Revenue	$138,948	$135,635	2.4%
Hotel Operating Expense	$99,896	$95,902	4.2%
Occupancy	64.0%	63.7%	0.5%
ADR	$89.38	$87.59	2.0%
RevPAR	$57.23	$55.80	2.6%

Seasoned (46 hotels)
Occupancy	62.4%	64.1%	(2.7)%
ADR	$88.52	$87.75	0.9%
RevPAR	$55.28	$56.22	(1.7)%

Seasoned, excluding seven former Choice hotels (39 hotels)
Occupancy	64.7%	64.2%	0.8%
ADR	$89.94	$89.01	1.1%
RevPAR	$58.23	$57.17	1.9%

Unseasoned (19 hotels)
Occupancy	66.8%	63.1%	5.9%
ADR	$90.79	$87.29	4.0%
RevPAR	$60.68	$55.06	10.2%

Unseasoned, excluding four former Choice hotels (15 hotels)
Occupancy	68.0%	61.7%	10.2%
ADR	$93.17	$90.13	3.4%
RevPAR	$63.39	$55.57	14.1%

Former Choice Hotels (11 hotels)
Occupancy	53.9%	65.7%	(18.0)%
ADR	$77.88	$77.99	(0.1)%
RevPAR	$41.95	$51.24	(18.1)%

As shown in the table above, RevPAR for our seasoned hotels, excluding the seven former Choice hotels, increased by 1.9% for the year ended December 31, 2011, compared to the same period in 2010.  RevPAR for our unseasoned hotels, excluding the four former Choice hotels, increased 14.1% for the year ended December 31, 2011, compared to the same period in 2010.  RevPAR for the 65 hotels in our initial portfolio for the year ended December 31, 2011 was negatively affected by a substantial decrease in RevPAR for the former Choice hotels, driven primarily by substantial decreases in occupancy rates at these hotels.  For the year ended December 31, 2011, RevPAR for the 11 former Choice hotels decreased 18.1% as compared to 2010.  Decreases in RevPAR for the former Choice hotels primarily resulted from disruptions associated with termination of the franchises and loss of access to national reservations systems pending effectiveness of new franchises.

We believe our 15 unseasoned hotels, excluding the four former Choice hotels, have continued to stabilize since their construction or brand conversion during the dramatic economic slowdown beginning in 2008. Most of these hotels are newer, larger and are located in larger markets than those of our seasoned hotels and operate under premium franchise brands. As a result, we believe the 15 unseasoned hotels, excluding the four former Choice hotels, are particularly well-positioned to generate RevPAR growth for our portfolio as economic conditions improve.  We recognized 14.1% growth in RevPAR for the 15 unseasoned hotels, excluding the four former Choice hotels, during the twelve months ended December 31, 2011 as compared to 2010.

Because we believe the seasoned/unseasoned designation for the 65 hotels in our initial portfolio is becoming less meaningful over time, the discussion that follows in “-Results of Operations” below is based on the operating results of our total portfolio (70 hotels as of December 31, 2011 and 65 hotels as of December 31, 2010) and our same-store portfolio, which consists of the 65 hotels in our initial portfolio for the periods ended December 31, 2011 and 2010.  We anticipate that we will cease using these designations in future reports.

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

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  We have therefore set forth a discussion comparing the combined operating results of our operations for the period from February 14, 2011 through December 31, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor, to the historical results of our predecessor for the twelve months ended December 31, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Income from Operations. Income from operations decreased by approximately $137,000 to approximately $5.5 million for the year ended December 31, 2011 from approximately $5.6 million for the year ended December 31, 2010.

The following tables sets forth key operating metrics for our total portfolio and our same-store portfolio for the year ended December 31, 2011 and the year ended December 31, 2010 (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31, 2011
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total Portfolio (70 hotels)	$148,882	$106,758	64.5%	$90.03	$58.02
Same Store Portfolio (65 hotels)	$138,948	$99,896	64.0%	$89.38	$57.23

	Year Ended December 31, 2010
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total/Same Store Portfolio (65 hotels)	$135,635	$95,902	63.7%	$87.59	$55.80

	Percentage Change
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total Portfolio (70 and 65 hotels)	9.8%	11.3%	1.5%	2.8%	4.0%
Same Store Portfolio (65 hotels)	2.4%	4.2%	0.5%	2.0%	2.6%
__________________________________
The information in the tables above for our total portfolio for the year ended December 31, 2011 includes revenues and expenses from the five hotels we acquired during the year from the date of acquisition of the hotel through December 31, 2011, and operating information (occupancy, ADR, and RevPAR) for the hotels for the period in which they were owned by us.  Accordingly, the information does not reflect a full twelve months of operations for the hotels acquired in 2011.

Revenue.  Total revenue increased by $13.2 million, or 9.8%, to $148.9 million for the year ended December 31, 2011 from $135.6 million for the year ended December 31, 2010. The increase was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels, and the acquisition of five hotels in the second and third quarters of 2011.  The increase in revenues occurred despite the significant 18.1% decrease in RevPAR at our former Choice hotels during the same period as a result of continued disruptions at these hotels associated with termination of the franchises and the loss of access to national reservations systems pending effectiveness of new franchises.  In addition, of the ten hotels operating under new franchise brands, six hotels (containing an aggregate of 441 guestrooms) are operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger brands.  As a result, occupancy, ADR, RevPAR and revenues for these hotels have been adversely affected.  Our five hotels acquired during the second and third quarters of 2011 contributed $9.9 million to our revenues for the period each was owned by us during 2011, and generated occupancy of 72.0%, ADR of $100.55, and RevPAR of $72.43 during the year ended December 31, 2011 while under our ownership.

On a same-store basis, revenue increased by $3.3 million, or 2.4%, to $138.9 million for the year ended December 31, 2011 from $135.6 million for the year ended December 31, 2010. The increase in same-store revenue resulted from an increase in both occupancy and ADR, resulting in a 2.6% increase in same-store RevPAR. Same-store RevPAR increased to $57.23 for the year ended December 31, 2011 from $55.80 for the prior period as a result of improving economic conditions, which caused same-store occupancy to increase from 63.7% for the year ended December 31, 2010 to 64.0% for the year ended December 31, 2011.  ADR for the same-store hotel portfolio increased from $55.80 for the year ended December 31, 2010 to $57.23 for the year ended December 31, 2011.  The increases in same-store RevPAR, occupancy and ADR occurred despite decreases in these operating metrics as a result of disruptions associated with termination of the franchise licenses of the former Choice hotels.  For the 11 former Choice hotels, for the twelve months ended December 31, 2011, occupancy declined to 53.9% from 65.7% for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011, ADR decreased to $77.88 from $77.99 for the twelve months ended December 31, 2010. As a result, RevPAR for the 11 former Choice hotels declined from $51.24 for the twelve months ended December 31, 2010 to $41.95 for the twelve months ended December 31, 2011.

Operating Expenses. The 11.3% increase in total hotel operating expenses for the twelve months ended December 31, 2011 over the twelve months ended December 31, 2010 was largely related to the increase in revenue and the acquisition of five hotels during the second and third quarters of 2011.  In addition, the transition of management of our 65 initial hotels to Interstate resulted in an increase in expenses as a percentage of revenue in our hotels.  We amended our management agreement with Interstate to address the operational challenges experienced at the hotels during the second quarter 2011, which resulted in a one-time $565,000 reduction in other indirect hotel operating expenses that would have otherwise been incurred under the management agreement during the period.  The amendment to the hotel management agreement provided Interstate the opportunity to earn the $565,000 as an additional incentive fee in future periods, which they earned in full during the fourth quarter of 2011.  The transition in hotel management resulted in approximately $1.9 million, or a 58% increase, in additional expenses incurred in the twelve months ended December 31, 2011 that were not incurred in the twelve months ended December 31, 2010.

We have also incurred expenses related to the franchise conversions of the former Choice hotels and renovation expenses related to refranchising such hotels of approximately $327,000 during the twelve months ended December 31, 2011.  Furthermore, we incurred additional royalty fees as a result of franchisor negotiations related to the IPO of approximately $265,000 during the twelve months ended December 31, 2011.  These two costs equate to an additional 0.4% increase in hotel operating expenses during the twelve months ended December 31, 2011 compared to the same period in 2010.

The following table details our hotel operating expenses for our same-store portfolio for the years ended December 31, 2011 and December 31, 2010 (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Same-Store Portfolio Expenses (65 hotels):
Rooms expense	$42,065	$41,129
Other direct expense	19,144	17,692
Other indirect expense	38,050	36,466
Other expense	637	615
Total Hotel Operating Expenses	$99,896	$95,902

Depreciation and Amortization. Depreciation and amortization expense increased by $2.6 million, or 9.4%, to $29.8 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, primarily due to the write-off of unamortized capitalized costs related to re-franchising the former Choice hotels, refinancing of loans, renovations of existing hotels, and the additional depreciation associated with newly acquired hotels.  The $29.8 million includes $26.7 million of fixed asset depreciation, $2.2 million of financing costs amortization, and $0.9 million of franchise fees amortization.  The $27.3 million of depreciation and amortization expense for the twelve months ended December 31, 2010 includes $25.3 million of fixed asset depreciation, $1.8 million of financing costs amortization, and $0.2 million of franchise fees amortization.

Corporate General and Administrative.  Corporate general and administrative expenses of approximately $6.6 million for the twelve months ended December 31, 2011 are substantially new expenses following the IPO, not previously incurred by our predecessor prior to the IPO.  Included in this amount are approximately $1.0 million of legal expenses related to the Choice litigation.

Income Tax Benefit.  The income tax benefit of $2.3 million was a result of our TRS’s net operating loss of $5.5 million.  The net operating loss was caused primarily by the disruption at 11 of our hotels due to franchise termination and renovations at our hotels.

Other Income/Expense.  The $8.5 million decrease in interest expense was the result of repayment of $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement.

Cash Flows. Net cash provided by operating activities increased approximately $13.7 million for the twelve months ended December 31, 2011 compared to the prior-year period largely due to a decline in prepaid expenses by our predecessor related to IPO expenses, increased expense accruals due to different payable timing practices of our predecessor and Interstate, release of restricted cash and a change in net income due to a decrease in interest expense of $8.5 million.  The approximately $80.3 million increase in net cash used in investing activities for the twelve months ended December 31, 2011 compared to the prior-year period was the result of $50.0 million in land and hotel acquisitions in the year ended December 31, 2011, and $33.5 million of purchases of other property and equipment. The approximately $69.4 million increase in net cash provided by financing activities for the year ended December 31, 2011 compared to the prior-year period was primarily due to our receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations and distributions paid by our predecessor to its members prior to our IPO, the receipt of net proceeds from our preferred stock offering, as well as the issuance of approximately $65.4 million of new debt related to the senior secured credit facility and the Goldman Sachs debt, both described under “-Outstanding Indebtedness” below.  Immediately prior to completion of the formation transactions and in accordance with the terms of the merger agreement, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of approximately $8.3 million.  Our predecessor paid approximately $535,000 of priority returns during the first quarter of 2010.  Effective upon the closing of the Merger, no additional payments on priority returns to former members of our predecessor will be made.

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

The following tables sets forth key operating metrics for our total portfolio and our same-store portfolio for the year ended December 31, 2010 and the year ended December 31, 2009 (dollars in thousands, except ADR and RevPAR):

	Year Ended December 31, 2010
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total Portfolio (65 hotels)	$135,635	$95,902	63.7%	$87.59	$55.80
Same Store Portfolio (60 hotels)(1)	$122,344	$86,088	64.1%	$88.25	$56.53
(1)	Same Store Portfolio reflects the five new hotels opened by our predecessor during 2009.

	Year Ended December 31, 2009
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total Portfolio (65 hotels)	$121,200	$87,838	61.9%	$87.40	$54.12
Same Store Portfolio (60 hotels)(1)(2)	$118,791	$85,266	62.8%	$87.59	$54.97
(1)	Same Store Portfolio reflects the five new hotels opened by our predecessor during 2009.
(2)	Excludes hotels that were reclassified to discontinued operations during 2009.

	Percentage Change
	Total Revenue	Total Hotel Operating Expenses	Occupancy	ADR	RevPAR
Total Portfolio (65 hotels)	11.9%	9.2%	2.9%	0.2%	3.1%
Same Store Portfolio (60 hotels)	3.0%	1.0%	2.1%	0.8%	2.8%

Revenue. Total revenue increased by $14.4 million, or 11.9%, to $135.6 million for the year ended December 31, 2010 from $121.2 million for the year ended December 31, 2009. The increase was primarily due to improving economic conditions affecting our markets and leading to continued stabilization of revenue at our unseasoned hotels plus the opening of five new hotels during 2009.

On a same-store basis, revenue increased by $3.5 million, or 3.0%, to $122.3 million for the year ended December 31, 2010 from $118.8 million for the year ended December 31, 2009. The increase in same-store revenue resulted from an increase in both occupancy and ADR, resulting in a 2.8% increase in same-store RevPAR. Same-store RevPAR increased to $56.53 for the year ended December 31, 2010 from $54.97 for the prior period as a result of improving economic conditions, which caused higher occupancy at our hotels and resulted in a 2.1% increase and a 0.8% increase in ADR for the same-store hotel portfolio.

Operating Expenses. Total hotel operating expenses increased $8.1 million, or 9.2%, to $95.9 million for the year ended December 31, 2010 from $87.8 million for the year ended December 31, 2009. This increase was directly related to the $14.4 million increase in sales revenue as expenses actually decreased as a percentage of revenue to only 70.7% of revenue for 2010 compared to 72.5% of revenue for 2009.  Most of this decrease was related to repairs and maintenance expenses decreasing by $1.5 million, to $4.7 million for the year ended December 31, 2010 from $6.2 million for the year ended December 31, 2009.  The decrease was primarily due to fewer renovations being performed during 2010 than in 2009 at our hotels.

The following table details our hotel operating expenses for our same-store portfolio for the years ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Same-Store Portfolio Expenses (60 hotels):
Rooms expense	$36,706	$35,707
Other direct expense	15,923	17,492
Other indirect expense	33,099	31,821
Other expense	360	246
Total Hotel Operating Expenses	$86,088	$85,266

Depreciation and Amortization. On a total portfolio basis, depreciation and amortization expense from continuing operations increased by $3.3 million, or 13.7%, to $27.3 million for the year ended December 31, 2010 from $24.0 million for the year ended December 31, 2009. The increase was primarily due to the five hotels opened in 2009 and costs incurred related to the maturity date extension of our loan with Fortress Credit Corp.  The $27.3 million of depreciation and amortization expense for the twelve months ended December 31, 2010 included $25.3 million of fixed asset depreciation, $1.8 million of financing costs amortization, and $0.2 million of franchise fees amortization.   The $24.1 million of depreciation and amortization expenses for the twelve months ended December 31, 2009 included $21.9 million of fixed asset depreciation, $2.0 million of financing costs amortization, and $0.2 million of franchise fees amortization.

Impairment Losses. During the year ended December 31, 2010, our predecessor determined that four parcels of undeveloped land were impaired due to the termination of sales contracts for the sale of the land parcels and management’s resulting determination that their carrying amounts were no longer realizable. As a result, our predecessor recorded a $6.5 million non-cash impairment charge in the fourth quarter of 2010. Our predecessor determined that the fair market value of these land parcels was $20.3 million as of December 31, 2010. During the year ended December 31, 2009, our predecessor determined that six parcels of undeveloped land were impaired due to the fact that their aggregate historical carrying value exceeded their aggregate fair value. This impairment was the result of our predecessor’s decision to stop development projects and attempt to sell the land. As a result, our predecessor recorded a $6.3 million non-cash impairment charge in the fourth quarter of 2009. Also in 2009, our predecessor determined that the Courtyard by Marriott located in Memphis, Tennessee was impaired due to the fact that its historical carrying value was higher than the hotel’s fair value. This determination was made based on economic distress on this particular hotel and market. Accordingly, our predecessor recorded a $1.2 million noncash impairment charge in 2009.

Cash Flows.  Net cash provided by operating activities decreased approximately $1.3 million for the twelve months ended December 31, 2010 compared to the prior-year period largely due to an increase in prepaid expenses related to IPO expenses.  The approximately $18.5 million decrease in net cash used in investing activities for the twelve months ended December 31, 2010 compared to the prior-year period was the result of no acquisitions of hotels in the twelve months ended December 31, 2010. The approximately $7.5 million increase in net cash used in financing activities for the twelve months ended December 31, 2010 compared to the prior-year period was primarily due to an increase in principal payments on debt and no offering proceeds received during 2010 compared to 2009, despite a reduction in distributions to members in 2010.

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

Acquisitions

On January 12, 2012, we purchased the 150 unit Courtyard by Marriott hotel in Atlanta, Georgia for a purchase price of approximately $28.5 million, or approximately $190,000 per key.  We expect to perform a minor renovation of approximately $230,000, for a combined purchase price and renovation cost of approximately $191,500 per key.  We funded the purchase price of this acquisition through the assumption of a term loan with Empire Financial with a principal balance of $19.0 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility. In connection with this acquisition, we have engaged Courtyard Management to manage the hotel pursuant to a hotel management agreement.

We anticipate that we will acquire two hotels located in Birmingham, Alabama, described below, during the first quarter in 2012.

We have entered into an agreement to purchase a 95-room Hilton Garden Inn hotel in Birmingham, Alabama.  The purchase price is $8.625 million, and closing is expected to occur during the first quarter of 2012.  We anticipate performing approximately $1 million of renovations to the hotel for a combined purchase and renovation cost of approximately $101,300 per key.  We will fund the purchase price with a draw on our secured revolving credit facility.  The hotel will be managed by HP Hotels.

We have entered into an agreement to purchase a 130-room Hilton Garden Inn hotel in Birmingham, Alabama.  The purchase price is $11.5 million, and closing is expected to occur during the first quarter of 2012.  We anticipate performing approximately $400,000 of renovations to the hotel for a combined purchase and renovation cost of approximately $92,000 per key.  We will fund the purchase price with a draw on our secured revolving credit facility.  The hotel will be managed by HP Hotels.

Acquisition of one or both of these hotels, or other hotels identified by us, may occur if all conditions to closing are satisfied, and if we have sufficient funds to complete such purchases, considering other short- and long-term liquidity requirements, including planned capital expenditures at our existing hotels.  If one or more hotels is purchased, we expect to fund any purchases with working capital, funds available under the senior secured revolving credit facility, assumption of existing mortgage debt or additional mortgage loans.  The conditions to closing may not be satisfied, and we may not have sufficient funds to make such purchases, and thus, we cannot assure you that we will acquire any properties.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements, including capital expenditures, scheduled debt payments and funding the cash portion of the purchase price of hotel properties under contract, if acquired, with working capital, cash provided by operations, and short-term borrowings under our secured revolving credit facility.  In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We believe that our working capital, cash provided by operations, borrowings under our secured revolving credit facility, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Since December 31, 2011, we have refinanced $76.6 million of our existing debt that would otherwise have matured or been callable during 2012, leaving approximately $28.5 million of debt (approximately 17.1% of our total debt outstanding on December 31, 2011) that matures prior to December 31, 2013.  It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance. Although we believe that we will be able to refinance these loans or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties, including approximately $20.7 million in capital expenditures we have budgeted to be spent during 2012, pursuant to property improvement plans required by our franchisors.

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

Outstanding Indebtedness

As of December 31, 2011, we had approximately $217.1 million in outstanding indebtedness secured by mortgages on 62 hotels and eight hotels unencumbered by mortgage debt, including four hotels (containing 432 guestrooms) operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt). As of December 31, 2011, the maximum amount of borrowing permitted by the terms of our revolving credit facility is approximately $92.3 million. Of this maximum amount, approximately $62.9 million is available for us to borrow as of February 27, 2012.

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one. For purposes of calculating this ratio we exclude preferred stock from indebtedness. During 2011 we financed our long-term growth with common and preferred equity issuances and debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

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

Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 55% of the aggregate appraised value of the borrowing base assets and (3) the aggregate adjusted net operating income of the borrowing base assets securing the facility divided by 150% of the monthly factor shown on a standard level constant payment table for a fully amortizing 25-year loan based on an assumed interest rate equal to the greatest of (x) the ten-year U.S. Treasury rate plus 3.5%, (y) 7.00% and (z) the weighted-average interest rate then applicable to advances outstanding under the revolving credit facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of February 27, 2012, 25 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $92.3 million. Of this maximum amount, approximately $62.9 million is available for us to borrow as of February 27, 2012.

We will pay interest on the periodic advances under the $125.0 million revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin depends upon the ratio of our outstanding consolidated total indebtedness to EBITDA.  The LIBOR margin ranges from 2.50% to 3.50%, and the base rate margin ranges from 1.50% to 2.50%.

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets, and Summit Hotel TRS II, LLC, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets. The borrowing base assets are as follows:

●	SpringHill Suites, Little Rock, AR	●	Holiday Inn Express, Emporia, KS
●	Fairfield Inn, Denver, CO	●	AmericInn, Salina, KS
●	Hampton Inn, Fort Collins, CO	●	Fairfield Inn, Salina, KS
●	Staybridge Suites, Glendale, CO	●	Fairfield Inn, Baton Rouge, LA
●	AmericInn, Golden, CO	●	SpringHill Suites, Baton Rouge, LA
●	Fairfield Inn, Golden, CO	●	TownePlace Suites, Baton Rouge, LA
●	Hampton Inn, Boise, ID	●	Homewood Suites, Ridgeland, MS
●	AmericInn, Twin Falls, ID	●	Hampton Inn, Medford, OR
●	Hampton Inn, Twin Falls, ID	●	SpringHill Suites, Nashville, TN
●	Residence Inn, Fort Wayne, IN	●	Hampton Inn, Provo, UT
●	Hilton Garden Inn, Duluth, GA	●	Fairfield Inn, Bellevue, WA
●	Holiday Inn, Duluth, GA	●	Fairfield Inn, Spokane, WA
●	Fairfield Inn, Emporia, KS

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

Financial and Other Covenants. We are required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation) ranging from 6.75:1.00 to 5.75:1.00;

●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation) ranging from 1.40:1.00 to 1.50:1.00;

●	a minimum consolidated tangible net worth (as defined in the loan documentation) of not less than $228,728,000 plus 80% of the net proceeds of subsequent common equity issuances; and

●	a maximum dividend payout ratio of 95% of FFO (as defined in the loan documentation) or an amount necessary to maintain REIT tax status and avoid corporate income and excise taxes.

As of February 27, 2012, we have $29.4 million outstanding under the credit facility, and a total remaining availability of $62.9 million.

Other Outstanding Indebtedness

As of December 31, 2011, we had approximately $217.1 million in outstanding indebtedness, including approximately $11.4 million outstanding under our revolving credit facility, and eight hotels unencumbered by mortgage debt.  As of February 27, 2012, we have approximately $252.9 million in outstanding indebtedness, including approximately $29.4 million outstanding under our revolving credit facility,  and eight hotels unencumbered by mortgage debt, including four hotels with 432 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. We intend to secure or assume term loan financing or use the secured credit facility, together with other sources of financing, to fund future acquisitions.  We may not succeed in obtaining new financing on favorable terms or at all and we cannot predict the size or terms of the financing if we are able to obtain it. Our failure to obtain new financing could adversely affect our ability to grow our business.

The following table sets forth our mortgage debt obligations that were outstanding as of December 31, 2011:

Lender	Collateral	Outstanding Principal Balance as of December 31, 2011	Interest Rate as of December 31, 2011(1)	Amortization (years)	Maturity Date

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	$7,058	Prime rate, subject to a floor of 5.00%	20	03/01/12(2)

ING Investment Management(3)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Courtyard by Marriott, Memphis, TN(3) Hampton Inn & Suites, El Paso, TX Hampton Inn, Fort Smith, AR	$27,646	5.60% (3)	20	04/01/12(3)

Chambers Bank	Aspen Hotel & Suites, Fort Smith, AR	$1,507	6.50%	20	06/24/12

Bank of the Ozarks(4)	Hyatt Place, Portland, OR	$6,334	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12(4)

ING Investment Management(3)	Hilton Garden Inn, Ft. Collins, CO	$7,655	6.34% (3)	20	07/01/12(3)

ING Investment Management(3)	Springhill Suites, Flagstaff, AZ Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Courtyard by Marriott, Missoula, MT(3) Staybridge Suites, Ridgeland, MS	$28,158	6.10% (3)	20	07/01/12(3)

BNC National Bank(7)	Hampton Inn & Suites, Fort Worth, TX	$5,519	5.01%	20	11/01/13

First National Bank of Omaha(5)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	$23,688	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(3)	Residence Inn by Marriott, Ridgeland, MS	$6,047	6.61% (3)	20	11/01/28(3)

General Electric Capital Corp.(8)	Country Inn & Suites, San Antonio, TX	$10,860	90-day LIBOR +3.50%	25	04/01/14

National Western Life Insurance(6)	Courtyard by Marriott, Scottsdale, AZ SpringHill Suites by Marriott, Scottsdale, AZ	$13,197	8.00%	17	01/01/15

BNC National Bank(7)	Holiday Inn Express & Suites, Twin Falls, ID	$5,700	4.81%	20	04/01/16

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	$14,644	5.67%	25	07/06/16

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	$16,083	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(8)	SpringHill Suites by Marriott, Denver, CO	$8,315	90-day LIBOR + 3.50%	20	04/01/18

General Electric Capital Corp.(8)	Aspen Suites, Baton Rouge, LA	$10,709	90-day LIBOR + 3.50%	25	03/01/19

Bank of the Cascades	Residence Inn by Marriott, Portland, OR	$12,557	4.66%(9)	25	09/30/21

Secured Revolving Credit Facility	See “--$125 Million Senior Secured Revolving Credit Facility” above	$11,426	See “--$125 Million Senior Secured Revolving Credit Facility” above	N/A	04/29/14

Total		$217,104

_______________________________
(1)	As of December 31, 2011, the Prime rate was 3.25% and 90-day LIBOR was 0.581%.
(2)
On February 14, 2012, we refinanced this loan.  It now matures February 1, 2017, is amortized over approximately 17 years and bears an annual interest rate of 4.95%.  There is a prepayment penalty of 3% if the loan is paid off in the first two years, 2% in year 3 and 1% in years 4 and 5.  The loan is collateralized by a first mortgage lien on two hotels containing 197 rooms.

(3)
On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011.  The loans were consolidated into a single 7-year term loan with a principal balance of $67.5 million, maturity date of March 1, 2032, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by first mortgage liens on 16 properties containing 1,639 guestrooms. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 or March 1, 2029.  If the loan is repaid prior to maturity, other than if called by the lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. Pursuant to the consolidation, the mortgages on the Courtyard by Marriott, Missoula, MT and the Courtyard by Marriott, Memphis, TN were released and new mortgages were taken on the Country Inn & Suites and the Holiday Inn Express in Charleston, West Virginia.

The yield maintenance premium under the new ING loan is calculated as follows: (A) if the entire amount of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments from the date of prepayment to the maturity date, and (ii) the present value of the amount of principal and interest due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding principal balance as of the date of prepayment; and (B) if only a portion of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments on the pro rata portion of the loan being prepaid, or the release price, from the date of prepayment to the maturity date, and (ii) the present value of the pro rata amount of principal and interest due on the release price due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding amortized principal allocation, as defined in the loan agreement, as of the date of prepayment.

(4)	The maturity date may be extended to June 20, 2014 based on the exercise of two, one-year extension options, subject to the satisfaction of certain conditions.
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

(7)	The two BNC loans are cross-defaulted.
(8)
The three GECC loans are cross-defaulted. All three loans became subject to a prepayment penalty equal to 2% of the principal repaid prior to August 1, 2012, 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter. In addition to the mortgages securing each of the loans, GECC has additional mortgages on the Jacksonville, FL Aloft, Las Colinas, TX Hyatt Place and Boise, ID Fairfield Inn, each of which may be released upon realization of certain financial covenants.

(9)
The loan carries a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Capital Expenditures

 We have budgeted to spend approximately $20.7 million during 2012 for capital improvements to be made to the hotels in our portfolio, including capital improvements that we may be required to make pursuant to property improvement plans with respect to certain hotels in our portfolio, including our recent acquisitions and in connection with the entry into new franchise agreements for the former Choice hotels.  In addition, we may make additional capital improvements at hotels we acquire in the future.  Since the completion of our IPO on February 14, 2011 through December 31, 2011, we funded approximately $28.9 million of capital improvements at our hotels.  During 2011, we have completed renovations at seven of our hotels (not including renovations due to franchise conversions) and currently have renovations underway at five of our hotels.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of December 31, 2011 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$234.4	$89.6	$61.6	$36.2	$47.0
Operating Lease obligations	37.4	0.4	0.9	0.9	35.2
Total	$271.8	$90.0	$62.5	$37.1	$82.2

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our predecessor’s significant accounting policies are disclosed in the notes to its consolidated financial statements. The following represent certain critical accounting policies that will require our management to exercise their business judgment or make significant estimates:

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

Hotels—Acquisitions. We allocate the purchase price based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to real estate or intangible assets, which can affect depreciation and/or amortization expense and our results of operations.

Depreciation and Amortization of Hotels. Hotels are recorded at cost and depreciated using the straight-line method over an estimated useful life of 27 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. While management believes its estimates are reasonable, a change in the estimated useful lives could affect the results of operations.

Impairment of Hotels. We monitor events and changes in circumstances for indicators that the carrying value of a hotel and related assets may be impaired. Factors that could trigger an impairment analysis include, among others: (1) significant underperformance relative to historical or projected operating results, (2) significant changes in the manner of use of a hotel or the strategy of our overall business, (3) a significant increase in competition, (4) a significant adverse change in legal factors or regulations or (5) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value. These assessments may affect the results of our operations.

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

Income Taxes. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011 upon filing our federal income tax return for that year.  We have operated so as to qualify as a REIT since our IPO. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify for treatment as a REIT.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  Certain provisions of ASU No. 2010-06 to ASC 820 related to separate line items for all purchases, sales, issuances, and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The adoption of this ASC update on January 1, 2011 had no material effect on the consolidated financial statements or disclosures of the Company, the Operating Partnership or the Predecessor.

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  The Company believes that this will not have a material effect on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 is effective for interim and fiscal years beginning after December 15, 2011. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. The Company believes that this will not have a material effect on the consolidated financial statements.

Reclassification of Certain Prior Period Financial Information

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the years ended December 31, 2010 and 2009:

●
to reclassify (a) $41.1 million and $37.0 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense for the years ended December 31, 2010 and 2009, respectively; and (b) $6.1 million and $5.4 million of direct hotel operations expense (franchise royalties) as other indirect expense for the years ended December 31, 2010 and 2009, respectively;

●
to reclassify (a) $8.5 million and $7.7 million of other hotel operating expense (utilities and telephone) as other direct expense for the years ended December 31, 2010 and 2009, respectively; and (b) $10.5 million and $9.4 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense for the years ended December 31, 2010 and 2009;

●
to reclassify (a) $4.5 million and $4.3 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses for the years ended December 31, 2010 and 2009; (b) $20.3 million and $19.3 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses for the years ended December 31, 2010 and 2009, respectively; and (c) $615,000 and $681,000 of general, selling and administrative expense (ground rent and other expense) as other expense for the years ended December 31, 2010 and 2009;

●	to reclassify $4.7 million and $6.2 million of repairs and maintenance expense as other direct expenses for the years ended December 31, 2010 and 2009, respectively; and
●	to reclassify $367,000 and $1.4 million of other indirect expense (hotel startup costs) as hotel property acquisition costs for the years ended December 31, 2010 and 2009, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of December 31, 2011, approximately 56.5%, or approximately $122.6 million, of our debt bore fixed interest rates and approximately 43.5%, or approximately $94.5 million, bore variable interest rates. Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate pro forma debt were to increase by 1.0%, our cash flow would decrease by approximately $413,000 per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years. As of December 31, 2011, approximately $82.4 million of our long-term debt will mature during 2012, which amount includes amortizing principal paid in regular monthly payments, of which  approximately $63.6 million bears fixed interest rates and $18.8 million bears variable interest rates.  As of February 27, 2012, approximately $11.8 million of our long-term debt will mature during 2012, which amount includes amortizing principal paid in regular monthly payments, of which  approximately $3.1 million bears fixed interest rates and $8.7 million bears variable interest rates.

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

Management’s Annual Report on Internal Control Over Financial Reporting

 Summit REIT’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Summit REIT’s management, including Summit REIT’s principal executive officer, we conducted an evaluation of the effectiveness of Summit REIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Summit REIT’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that Summit REIT’s internal control over financial reporting was effective as of December 31, 2011.

We acquired the Homewood Suites hotel in Ridgeland, Mississippi on April 15, 2011, the Holiday Inn hotel in Duluth, Georgia and the Staybridge Suites in Glendale, Colorado on April 27, 2011, the Hilton Garden Inn hotel in Duluth, Georgia on May 25, 2011, and the Courtyard by Marriott hotel in El Paso, Texas on July 28, 2011, respectively, and have excluded from Summit REIT’s assessment of effectiveness of internal control over financial reporting as of December 31, 2011 the internal controls over financial reporting of these hotels, which had an aggregate of $51.9 million in total assets and $9.9 million in total revenues as of and for the year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

 Summit OP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Summit OP’s management, including Summit OP’s principal executive officer, we conducted an evaluation of the effectiveness of Summit OP’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Summit OP’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that Summit OP’s internal control over financial reporting was effective as of December 31, 2011.

We acquired the Homewood Suites hotel in Ridgeland, Mississippi on April 15, 2011, the Holiday Inn hotel in Duluth, Georgia and the Staybridge Suites in Glendale, Colorado on April 27, 2011, the Hilton Garden Inn hotel in Duluth, Georgia on May 25, 2011, and the Courtyard by Marriott hotel in El Paso, Texas on July 28, 2011, respectively, and have excluded from Summit OP’s assessment of effectiveness of internal control over financial reporting as of December 31, 2011 the internal controls over financial reporting of these hotels, which had an aggregate of $51.9 million in total assets and $9.9 million in total revenues as of and for the year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements
Included herein at pages F-1 through F-38

2.	Financial Statement Schedules
The following financial statement schedule is included herein at pages F-39 through F-40.
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

3.4†	First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended
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

10.2
Transition Services Agreement, dated February 14, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.3
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.4
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.5
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11 filed on October 24, 2011)

10.6
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.7
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.8
$30,000,000 Credit Agreement among Sumit Hotel OP, LP, Summit Hotel Properties, Inc. and Deutsche Bank AG New York Branch, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 6, 2011).

10.9
Amendment Letter to $30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated April 26, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.10
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

10.11
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.12
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.13
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.14
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.15
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.16
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)  (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.18
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.19
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.20
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.21
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Ryan A. Bertucci (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.22†	Second Employment Agreement, dated February 14, 2012, between Summit Hotel Properties, Inc. and Ryan A. Bertucci*
10.23	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.24
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.25
Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.26
Modification of Loan Agreement, dated September 30, 2011, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (loan in the original principal amount of $36.6 million) (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. November 10, 2011)

10.27
Construction Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 (loan in the original principal amount of $19.25 million) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.28	Second Amended and Restated Loan Agreement (Credit Pool) between Summit Hotel Properties, LLC and First National Bank of Omaha entered into August 19, 2010
10.29	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.30
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.31
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.32
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.33
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

12.1†	Calculation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
21.2†	List of Subsidiaries of Summit Hotel OP, LP
23.1†	Consent of KPMG LLP
23.2†	Consent of Eide Bailly LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

____________________________
*     Management contract or compensatory plan or arrangement.
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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	February 28, 2012	By: /s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

SUMMIT HOTEL OP, LP (registrant)

By: Summit Hotel GP, LLC, its general partner

By: Summit Hotel Properties, Inc., its sole member

Date:	February 28, 2012	By: /s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Executive Chairman of the Board	February 28, 2012
Kerry W. Boekelheide

/s/ Daniel P. Hansen	President, Chief Executive Officer	February 28, 2012
Daniel P. Hansen	and Director
(principal executive officer)

/s/ Stuart J. Becker	Executive Vice President and	February 28, 2012
Stuart J. Becker	Chief Financial Officer
(principal financial officer)

/s/ JoLynn M. Sorum	Vice President, Controller and	February 28, 2012
JoLynn M. Sorum	Chief Accounting Officer
(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 28, 2012
Bjorn R. L. Hanson

/s/ David S. Kay	Director	February 28, 2012
David S. Kay

/s/ Thomas W. Storey	Director	February 28, 2012
Thomas W. Storey

/s/ Wayne W. Wielgus	Director	February 28, 2012
Wayne W. Wielgus

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Articles of Amendment and Restatement of Summit Hotel Properties, Inc.
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

3.4†	First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended
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

10.2
Transition Services Agreement, dated February 14, 2011, between Summit Hotel OP, LP and The Summit Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.3
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.4
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.5
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11 filed on October 24, 2011)

10.6
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.7
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.8
$30,000,000 Credit Agreement among Sumit Hotel OP, LP, Summit Hotel Properties, Inc. and Deutsche Bank AG New York Branch, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 6, 2011).

10.9
Amendment Letter to $30,000,000 Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., and Deutsche Bank AG New York Branch, dated April 26, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.10
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

10.11
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.12
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP, Summit Hospitality V, LLC and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.4 million) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.13
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.14
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $9.5 million) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.15
Loan Modification Agreement, dated February 14, 2011, among Summit Hotel Properties, LLC, Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.16
Second Loan Modification Agreement, dated August 12, 2011, between Summit Hotel OP, LP and GE Commercial Capital of Utah LLC (loan in the original principal amount of $11.3 million)  (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.18
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.19
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.20
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.21
Employment Agreement, dated February 14, 2011, between Summit Hotel Properties, Inc. and Ryan A. Bertucci (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*

10.22†	Second Employment Agreement, dated February 14, 2012, between Summit Hotel Properties, Inc. and Ryan A. Bertucci*
10.23	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.24
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.25
Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.26
Modification of Loan Agreement, dated September 30, 2011, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (loan in the original principal amount of $36.6 million) (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. November 10, 2011)

10.27
Construction Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 (loan in the original principal amount of $19.25 million) (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)

10.28	Second Amended and Restated Loan Agreement (Credit Pool) between Summit Hotel Properties, LLC and First National Bank of Omaha entered into August 19, 2010
10.29	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.30
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.31
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.32
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.33
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

12.1†	Calculation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
21.2†	List of Subsidiaries of Summit Hotel OP, LP
23.1†	Consent of KPMG LLP
23.2†	Consent of Eide Bailly LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

___________________________
* Management contract or compensatory plan or arrangement.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Summit Hotel Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, Inc. and subsidiaries as of December 31, 2011, and the consolidated balance sheet of Summit Hotel Properties, LLC and subsidiaries (Predecessor) as of December 31, 2010, and the related consolidated statements of operations and changes in equity of Summit Hotel Properties, Inc. and subsidiaries for the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related combined statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel Properties, Inc. and subsidiaries as of December 31, 2011 and the financial position of Summit Hotel Properties, LLC and subsidiaries (Predecessor) as of December 31, 2010, and the results of Summit Hotel Properties, Inc. and subsidiaries operations for the period from February 14, 2011 (commencement of operations) through December 31, 2011 and the results of Summit Hotel Properties, LLC and subsidiaries (Predecessor) operations for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, and Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) combined cash flows for the year ended December 31, 2011 and Summit Hotel Properties, LLC and subsidiaries (Predecessor) cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Partners
Summit Hotel OP, LP:

We have audited the accompanying consolidated balance sheet of Summit Hotel OP, LP and subsidiaries as of December 31, 2011, and the consolidated balance sheet of Summit Hotel Properties, LLC and subsidiaries (Predecessor) as of December 31, 2010, and the related consolidated statements of operations and changes in equity of Summit Hotel OP, LP and subsidiaries for the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related combined statement of cash flows of Summit Hotel OP, LP and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel OP, LP and subsidiaries as of December 31, 2011 and the financial position of Summit Hotel Properties, LLC and subsidiaries (Predecessor) as of December 31, 2010, and the results of Summit Hotel OP, LP and subsidiaries operations for the period from February 14, 2011 (commencement of operations) through December 31, 2011 and the results of Summit Hotel Properties, LLC and subsidiaries (Predecessor) operations for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, and Summit Hotel OP, LP and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) combined cash flows for the year ended December 31, 2011 and Summit Hotel Properties, LLC and subsidiaries (Predecessor) cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited the consolidated statements of operations, changes in members’ equity and cash flows    of Summit Hotel Properties, LLC (the “Company”) for the year ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in members’ equity and cash flows for Summit Hotel Properties, LLC for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of operations, members’ equity, and cash flows of Summit Hotel Properties, LLC for the year ended December 31, 2009, and our report dated March 31, 2010, expressed an unqualified opinion on those financial statements.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 31, 2010

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$10,537,132	$7,977,418
Restricted cash	1,464,032	1,933,268
Trade receivables	3,424,630	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	4,268,393	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	498,876,238	445,715,804
Deferred charges and other assets, net	8,923,906	4,051,295
Deferred tax benefit	2,195,820	-
Other assets	4,019,870	4,011,992
TOTAL ASSETS	$554,004,994	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,670,994	$864,560
Related party accounts payable	-	771,066
Accrued expenses	15,781,577	11,092,131
Mortgages and notes payable	217,103,728	420,437,207
TOTAL LIABILITIES	234,556,299	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
2,000,000 issued and outstanding as of December 31, 2011	20,000
Common stock, $.01 par value per share, 450,000,000 shares authorized,
27,278,000 issued and oustanding as of December 31, 2011	272,780	-
Additional paid-in capital	288,902,331	-
Accumulated deficit and distributions	(11,020,151)	-
Total stockholders' equity	278,174,960	61,468,029
Noncontrolling interest	41,273,735	(1,624,463)
TOTAL EQUITY	319,448,695	59,843,566

TOTAL LIABILITIES AND EQUITY	$554,004,994	$493,008,530

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010	2009

REVENUE
Room revenue	$131,638,132	$14,268,042	$133,069,346	$118,959,822
Other hotel operations revenue	2,646,214	330,251	2,565,723	2,239,914
Total Revenue	134,284,346	14,598,293	135,635,069	121,199,736

EXPENSES
Hotel operating expenses
Rooms	40,138,277	4,960,450	41,128,699	36,719,998
Other direct	17,672,220	2,657,760	17,692,322	18,047,928
Other indirect	35,870,445	4,686,274	36,466,147	32,388,787
Other	700,290	73,038	615,407	681,304
Total hotel operating expenses	94,381,232	12,377,522	95,902,575	87,838,017
Depreciation and amortization	26,378,314	3,429,216	27,250,778	23,971,118
Corporate general and administrative:
Salaries and other compensation	2,640,878	-	-	-
Other	3,439,788	-	-	-
Equity based compensation	479,559	-	-	-
Hotel property acquisition costs	253,763	-	366,759	1,388,639
Loss on impairment of assets	-	-	6,475,684	7,505,836
Total Expenses	127,573,534	15,806,738	129,995,796	120,703,610

INCOME (LOSS) FROM OPERATIONS	6,710,812	(1,208,445)	5,639,273	496,126

OTHER INCOME (EXPENSE)
Interest income	15,756	7,139	47,483	49,805
Interest expense	(13,192,327)	(4,666,216)	(26,362,265)	(18,320,736)
Gain (loss) on disposal of assets	(36,031)	-	(42,813)	(4,335)
Total Other Income (Expense)	(13,212,602)	(4,659,077)	(26,357,595)	(18,275,266)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,501,790)	(5,867,522)	(20,718,322)	(17,779,140)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	1,464,808

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,501,790)	(5,867,522)	(20,718,322)	(16,314,332)

INCOME TAX (EXPENSE) BENEFIT	2,324,983	(339,034)	(202,163)	-

NET INCOME (LOSS)	(4,176,807)	(6,206,556)	(20,920,485)	(16,314,332)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(1,239,715)	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT
HOTEL PROPERTIES, INC./PREDECESSOR	(2,937,092)	(6,206,556)	(20,920,485)	(16,314,332)

PREFERRED DIVIDENDS	(411,120)	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS/MEMBERS	$(3,348,212)	$(6,206,556)	$(20,920,485)	$(16,314,332)

Net income (loss) per share:
Basic and diluted	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	27,278,000

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	# of		# of				Total
	Shares of		Shares of		Additional	Accumulated	Stockholders'/
	Preferred	Preferred	Common	Common	Paid-In	Deficit and	Members'	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Capital	Distributions	Equity	Interest	Equity
Predecessor

BALANCES, JANUARY 1, 2009	-	-	-	-	-	-	$89,385,223	$(1,624,463)	$87,760,760

Class A-1 units issued	-	-	-	-	-	-	22,123,951	-	22,123,951

Net income (loss)	-	-	-	-	-	-	(16,314,332)	-	(16,314,332)

Distributions to members	-	-	-	-	-	-	(12,271,067)	-	(12,271,067)

BALANCES, DECEMBER 31, 2009	-	-	-	-	-	-	$82,923,775	$(1,624,463)	$81,299,312

Net income (loss)	-	-	-	-	-	-	(20,920,485)	-	(20,920,485)

Distributions to members	-	-	-	-	-	-	(535,261)	-	(535,261)

BALANCES, DECEMBER 31, 2010	-	-	-	-	-	-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	-	-	-	-	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	-	-	-	-	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	-	-	-	-	-	-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel Properties, Inc.
Equity from Predecessor	-	$-	-	$-	$-	$-	$-	$45,354,075	$45,354,075
Net proceeds from sale of common stock	-	-	27,278,000	272,780	240,567,678	-	240,840,458	-	240,840,458
Net proceeds from sale of preferred stock	2,000,000	20,000	-	-	47,855,094	-	47,875,094	-	47,875,094
Dividends paid	-	-	-	-	-	(8,083,059)	(8,083,059)	(2,840,625)	(10,923,684)
Equity-based compensation	-	-	-	-	479,559	-	479,559	-	479,559
Net income (loss)	-	-	-	-	-	(2,937,092)	(2,937,092)	(1,239,715)	(4,176,807)

BALANCES, DECEMBER 31, 2011	2,000,000	$20,000	27,278,000	$272,780	$288,902,331	$(11,020,151)	$278,174,960	$41,273,735	$319,448,695

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(10,383,363)	$(20,920,485)	$(16,314,332)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	29,807,530	27,250,778	24,125,066
Amortization of prepaid lease	47,400	47,400	118,501
Unsuccessful project costs	-	-	1,262,219
Loss on impairment of assets	-	6,475,684	7,505,836
Equity-based compensation	479,559	-	-
Deferred tax benefit	(2,195,820)	-	-
(Gain) loss on disposal of assets	36,031	42,813	(1,297,488)
Changes in operating assets and liabilities:
Trade receivables	(394,554)	(56,878)	13,966
Prepaid expenses and other	2,090,311	(4,942,224)	315,891
Accounts payable and related party accounts payable	35,368	53,113	(5,847,835)
Income tax receivable	(453,370)	-	-
Accrued expenses	4,291,446	1,910,118	(774,359)
Restricted cash released (funded)	785,036	562,922	(76,026)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,145,574	10,423,241	9,031,439

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(50,017,000)	(1,413,183)	(14,810,896)
Purchases of other property and equipment	(33,514,100)	(1,356,696)	(6,613,397)
Proceeds from asset dispositions, net of closing costs	361,356	14,787	207,814
Restricted cash released (funded)	(315,800)	(409,947)	2,239,184

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(83,485,544)	(3,165,039)	(18,977,295)

FINANCING ACTIVITIES
Proceeds from issuance of debt	65,382,528	4,919,026	5,083,518
Principal payments on debt	(268,716,007)	(10,664,412)	(6,910,814)
Financing fees on debt	(4,275,770)	(1,239,362)	(945,442)
Proceeds from equity offerings, net of offering costs	288,715,552	-	15,075,451
Distributions to members and dividends paid	(19,206,619)	(535,261)	(12,271,067)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,899,684	(7,520,009)	31,646

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,559,714	(261,807)	(9,914,210)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225	18,153,435

END OF PERIOD	$10,537,132	$7,977,418	$8,239,225

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$18,851,603	$25,866,571	$17,810,544

Interest capitalized	$-	$-	$2,977,101

Cash payments for state income taxes, net of refunds	$163,206	$(21,807)	$728,514

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCIAL INFORMATION:

Conversion of construction in progress to other assets	$-	$-	$4,149,379

Equity contributions used to pay down debt	$-	$-	$7,048,500

Construction in progress financed through related party
accounts payable	$-	$-	$242,135

Construction in progress financed through accounts payable	$-	$-	$244,126

Construction in progress financed through issuance
of debt	$-	$-	$51,098,872

Issuance of long-term debt for short-term debt	$-	$-	$7,450,000

Issuance of long-term debt to refinance existing
long-term debt	$-	$-	$22,215,852

Sale proceeds used to pay down long-term debt	$-	$-	$6,134,285

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	2011	2010
ASSETS

Cash and cash equivalents	$10,537,132	$7,977,418
Restricted cash	1,464,032	1,933,268
Trade receivables	3,424,630	2,665,076
Receivable due from affiliate	-	4,620,059
Prepaid expenses and other	4,268,393	1,738,645
Land held for development	20,294,973	20,294,973
Property and equipment, net	498,876,238	445,715,804
Deferred charges and other assets, net	8,923,906	4,051,295
Deferred tax benefit	2,195,820	-
Other assets	4,019,870	4,011,992
TOTAL ASSETS	$554,004,994	$493,008,530

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,670,994	$864,560
Related party accounts payable	-	771,066
Accrued expenses	15,781,577	11,092,131
Mortgages and notes payable	217,103,728	420,437,207
TOTAL LIABILITIES	234,556,299	433,164,964

COMMITMENTS AND CONTINGENCIES

EQUITY
Members' equity	-	61,468,029
Partners' equity:
Summit Hotel Properties, Inc., 27,278,000 common units outstanding
and 2,000,000 preferred units outstanding	278,174,960	-
Unaffiliated limited partners, 10,100,000 common units outstanding	41,273,735	-
Total members'/partners' equity	319,448,695	61,468,029
Noncontrolling interest	-	(1,624,463)
TOTAL EQUITY	319,448,695	59,843,566

TOTAL LIABILITIES AND EQUITY	$554,004,994	$493,008,530

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010	2009

REVENUE
Room revenue	$131,638,132	$14,268,042	$133,069,346	$118,959,822
Other hotel operations revenue	2,646,214	330,251	2,565,723	2,239,914
Total Revenue	134,284,346	14,598,293	135,635,069	121,199,736

EXPENSES
Hotel operating expenses
Rooms	40,138,277	4,960,450	41,128,699	36,719,998
Other direct	17,672,220	2,657,760	17,692,322	18,047,928
Other indirect	35,870,445	4,686,274	36,466,147	32,388,787
Other	700,290	73,038	615,407	681,304
Total hotel operating expenses	94,381,232	12,377,522	95,902,575	87,838,017
Depreciation and amortization	26,378,314	3,429,216	27,250,778	23,971,118
Corporate general and administrative:
Salaries and other compensation	2,640,878	-	-	-
Other	3,439,788	-	-	-
Equity based compensation	479,559	-	-	-
Hotel property acquisition costs	253,763	-	366,759	1,388,639
Loss on impairment of assets	-	-	6,475,684	7,505,836
Total Expenses	127,573,534	15,806,738	129,995,796	120,703,610

INCOME (LOSS) FROM OPERATIONS	6,710,812	(1,208,445)	5,639,273	496,126

OTHER INCOME (EXPENSE)
Interest income	15,756	7,139	47,483	49,805
Interest expense	(13,192,327)	(4,666,216)	(26,362,265)	(18,320,736)
Gain (loss) on disposal of assets	(36,031)	-	(42,813)	(4,335)
Total Other Income (Expense)	(13,212,602)	(4,659,077)	(26,357,595)	(18,275,266)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,501,790)	(5,867,522)	(20,718,322)	(17,779,140)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	1,464,808

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,501,790)	(5,867,522)	(20,718,322)	(16,314,332)

INCOME TAX (EXPENSE) BENEFIT	2,324,983	(339,034)	(202,163)	-

NET INCOME (LOSS)	(4,176,807)	(6,206,556)	(20,920,485)	(16,314,332)

PREFERRED DIVIDENDS	(411,120)	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	(4,587,927)	(6,206,556)	(20,920,485)	(16,314,332)

Net income (loss) per common unit:
Basic and diluted	$(0.12)
Weighted-average common units outstanding:
Basic and diluted	37,378,000

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Preferred	Common
			Total Members'/
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Noncontrolling	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Interest	Equity
Predecessor

BALANCES, JANUARY 1, 2009	$-	$-	$89,385,223	$(1,624,463)	$87,760,760

Class A-1 units issued	-	-	22,123,951	-	22,123,951

Net income (loss)	-	-	(16,314,332)	-	(16,314,332)

Distributions to members	-	-	(12,271,067)	-	(12,271,067)

BALANCES, DECEMBER 31, 2009	$-	$-	$82,923,775	$(1,624,463)	$81,299,312

Net income (loss)	-	-	(20,920,485)	-	(20,920,485)

Distributions to members	-	-	(535,261)	-	(535,261)

BALANCES, DECEMBER 31, 2010	$-	$-	$61,468,029	$(1,624,463)	$59,843,566

Net income (loss)	-	-	(6,206,556)	-	(6,206,556)

Distributions to members	-	-	(8,282,935)	-	(8,282,935)

BALANCES, FEBRUARY 13, 2011	$-	$-	$46,978,538	$(1,624,463)	$45,354,075

Summit Hotel OP, LP
Equity from predecessor/limited partners	$-	$-	$45,354,075	$-	$45,354,075
Contributions	47,875,094	240,840,458	-	-	288,715,552
Distributions	(411,120)	(7,671,939)	(2,840,625)	-	(10,923,684)
Equity-based compensation	-	479,559	-	-	479,559
Net income (loss)	411,120	(3,348,212)	(1,239,715)	-	(4,176,807)

BALANCES, DECEMBER 31, 2011	$47,875,094	$230,299,866	$41,273,735	$-	$319,448,695

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(10,383,363)	$(20,920,485)	$(16,314,332)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	29,807,530	27,250,778	24,125,066
Amortization of prepaid lease	47,400	47,400	118,501
Unsuccessful project costs	-	-	1,262,219
Loss on impairment of assets	-	6,475,684	7,505,836
Equity-based compensation	479,559	-	-
Deferred tax benefit	(2,195,820)	-	-
(Gain) loss on disposal of assets	36,031	42,813	(1,297,488)
Changes in operating assets and liabilities:
Trade receivables	(394,554)	(56,878)	13,966
Prepaid expenses and other	2,090,311	(4,942,224)	315,891
Accounts payable and related party accounts payable	35,368	53,113	(5,847,835)
Income tax receivable	(453,370)	-	-
Accrued expenses	4,291,446	1,910,118	(774,359)
Restricted cash released (funded)	785,036	562,922	(76,026)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,145,574	10,423,241	9,031,439

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(50,017,000)	(1,413,183)	(14,810,896)
Purchases of other property and equipment	(33,514,100)	(1,356,696)	(6,613,397)
Proceeds from asset dispositions, net of closing costs	361,356	14,787	207,814
Restricted cash released (funded)	(315,800)	(409,947)	2,239,184

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(83,485,544)	(3,165,039)	(18,977,295)

FINANCING ACTIVITIES
Proceeds from issuance of debt	65,382,528	4,919,026	5,083,518
Principal payments on debt	(268,716,007)	(10,664,412)	(6,910,814)
Financing fees on debt	(4,275,770)	(1,239,362)	(945,442)
Contributions	288,715,552	-	15,075,451
Distributions	(19,206,619)	(535,261)	(12,271,067)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,899,684	(7,520,009)	31,646

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,559,714	(261,807)	(9,914,210)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	7,977,418	8,239,225	18,153,435

END OF PERIOD	$10,537,132	$7,977,418	$8,239,225

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$18,851,603	$25,866,571	$17,810,544

Interest capitalized	$-	$-	$2,977,101

Cash payments for state income taxes, net of refunds	$163,206	$(21,807)	$728,514

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCIAL INFORMATION:

Conversion of construction in progress to other assets	$-	$-	$4,149,379

Equity contributions used to pay down debt	$-	$-	$7,048,500

Construction in progress financed through related party
accounts payable	$-	$-	$242,135

Construction in progress financed through accounts payable	$-	$-	$244,126

Construction in progress financed through issuance
of debt	$-	$-	$51,098,872

Issuance of long-term debt for short-term debt	$-	$-	$7,450,000

Issuance of long-term debt to refinance existing
long-term debt	$-	$-	$22,215,852

Sale proceeds used to pay down long-term debt	$-	$-	$6,134,285

(See Notes to Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation.  The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock.  Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the “Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were issued and converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc., the parent company of the Predecessor (“The Summit Group”), contributed its 36% Class B membership interest in Summit Group of Scottsdale, Arizona LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units.  The Predecessor owned 49% of Summit of Scottsdale prior to February 14, 2011.  Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units, including Common Units representing the sole general partnership interest in the Operating Partnership, which are held by a wholly owned subsidiary of the Company as the sole general partner of the Operating Partnership.  Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

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

As of December 31, 2011, our real estate investment portfolio consists of 70 upscale, upper midscale and midscale hotels with a total of 7,095 guestrooms located in small, mid-sized and suburban markets in 19 states (see Note 7 for new acquisitions).  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. The Company maintains its cash with high credit quality financial institutions.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations resulting from the rental of hotel rooms and the sales of food, beverage, and banquet services due under normal trade terms requiring payment upon receipt of the invoice.  Trade receivables are stated at the amount billed to the customer and do not accrue interest.  Customer account balances with invoices dated over 60 days old are considered delinquent.  Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The Company reviews the collectability of the receivables monthly.  A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions.  There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2011 and 2010.  The Company incurred bad debt expense of $37,199, $190,107, and $88,125 for 2011, 2010 and 2009, respectively.

Property and Equipment

Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets.  Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years.  The Company periodically re-evaluates fixed asset lives based on current assessments of remaining utilization that may result in changes in estimated useful lives.  Such changes are accounted for prospectively and will increase or decrease depreciation expense.  Depreciation expense from continuing operations for the year ended December 31, 2011, 2010 and 2009 totaled $26,740,666;  $25,234,526 and $21,902,729, respectively.  Expenditures that materially extend a property’s life are capitalized.  These costs may include hotel refurbishment, renovation and remodeling expenditures.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

Normal maintenance and repair costs are expensed as incurred.  When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets.  Organization and start-up costs are expensed as incurred.  For the years ended December 31, 2011 and 2010, the Company did not capitalize interest costs, as no hotels were constructed.  For the year ended December 31, 2009, the Company capitalized interest of $2,977,101.

Acquisitions

We allocate the purchase price of acquisitions based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions (see Note 7 for new acquisitions).  Acquisition costs are expensed as incurred.

Assets Held for Sale

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment,  requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  If assets are classified as held for sale, they are carried at the lower of carrying amount or fair value, less costs to sell.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations.

As a part of routine procedures, we periodically review hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.  During the period, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio and our land held for development to identify properties which we believe are either non-core or no longer complement the business as required by FASB ASC 360.  We do not believe that any of these assets meet this criteria at this time.

Long-Lived Assets and Impairment

We apply the provisions of FASB ASC 360 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

We monitor events and changes in circumstances for indicators that the carrying value of a hotel and related assets may be impaired. Factors that could trigger an impairment analysis include, among others: (1) significant underperformance relative to historical or projected operating results, (2) significant changes in the manner of use of a hotel or the strategy of our overall business, (3) a significant increase in competition, (4) a significant adverse change in legal factors or regulations and (5) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value.

During 2009, the Predecessor determined that four land parcels were impaired and wrote them down to their fair value.  The carrying value of the assets exceeded fair value by $6,332,736, with fair value being determined by reference to the estimated market prices of such assets (Level 3 Inputs).  This impairment was a result of the Predecessor’s decision to stop development projects and attempt to sell the land.  The Predecessor also determined that the Courtyard in Memphis, TN was impaired by $1,173,100 due to the fact that its historical carrying value was higher than the hotel’s fair value due to recent economic distress on this particular hotel and market.  A total impairment loss of $7,505,836 was charged to operations in 2009. During 2010, the Predecessor, in conjunction with the termination of a contract for sale of land parcels, determined that another four land parcels were impaired and wrote them down to their fair  value. An impairment loss of $6,475,684 was charged to operations in 2010.  The contracted sales price for each of these parcels was in excess of their carrying amounts.  Subsequent to the termination of the sales contract management determined the carrying amounts were no longer realizable.  During 2011, the Company did not record an impairment loss.

Deferred Charges

These assets are carried at cost and consist of deferred financing fees and initial franchise fees.  Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight line method.  Amortization expense from continuing operations for the year ended December 31, 2011, 2010 and 2009 totaled $3,066,864; $2,016,252 and $2,222,336, respectively.  Amortization of financing costs for the years ended December 31, 2011, 2010 and 2009 were $2,206,389; $1,841,717 and $2,029,393, respectively.  Amortization of franchise costs for the years ended December 31, 2011, 2010 and 2009 were $860,475; $174,535 and $192,943, respectively.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance and certain capital expenditures.  Funds may be disbursed from the account upon proof of expenditures and approval from the lenders (see Note 4).

Reclassifications

Certain reclassifications have been made to the prior-year financial information of the Predecessor to conform to our current-year presentation as follows for the years ended December 31, 2010 and 2009:

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

•
to reclassify (a) $41.1 million and $37.0 million of direct hotel operations expense (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies and complimentary breakfast) as rooms expense for the years ended December 31, 2010 and 2009, respectively; and (b) $6.1 million and $5.4 million of direct hotel operations expense (franchise royalties) as other indirect expense for the years ended December 31, 2010 and 2009, respectively;

•
to reclassify (a) $8.5 million and $7.7 million of other hotel operating expense (utilities and telephone) as other direct expense for the years ended December 31, 2010 and 2009, respectively; and (b) $10.5 million and $9.4 million of other hotel operating expense (property taxes, insurance and cable) as other indirect expense for the years ended December 31, 2010 and 2009;

•
to reclassify (a) $4.5 million and $4.3 million of general, selling and administrative expense (office supplies, advertising, miscellaneous operating expenses and bad debt expense) as other direct expenses for the years ended December 31, 2010 and 2009; (b) $20.3 million and $19.3 million of general, selling and administrative expense (credit card/travel agent commissions, management company expense, management company legal and accounting fees and franchise fees) as other indirect expenses for the years ended December 31, 2010 and 2009, respectively; and (c) $615,000 and $681,000 of general, selling and administrative expense (ground rent and other expense) as other expense for the years ended December 31, 2010 and 2009;

•	to reclassify $4.7 million and $6.2 million of repairs and maintenance expense as other direct expenses for the years ended December 31, 2010 and 2009, respectively; and

•	to reclassify $367,000 and $1.4 million of other indirect expense (hotel startup costs) as hotel property acquisition costs for the years ended December 31, 2010 and 2009, respectively.

New Accounting Pronouncements

In January 2010, FASB issued an update (ASU No. 2010-06) to ASC 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  Certain provisions of ASU No. 2010-06 to ASC 820 related to separate line items for all purchases, sales, issuances, and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The adoption of this ASC update on January 1, 2011 had no material impact on the consolidated financial statements or disclosures of the Company, the Operating Partnership or the Predecessor.

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  The Company believes that this will not have a material impact on the consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 is effective for interim and fiscal years beginning after December 15, 2011.  In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The Company believes that this will not have a material impact on the consolidated financial statements.

Revenue Recognition

Revenue is recognized when rooms are occupied and services have been rendered.

Concentrations of Credit Risk

The Company grants credit to qualified customers generally without collateral, in the form of accounts receivable. The Company believes its risk of loss is minimal due to its periodic evaluations of the credit worthiness of the customers.

Sales Taxes

The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company’s accounting policy is to exclude the tax collected and remitted from revenues.

Fair Value

FASB ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.   Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Our estimates of the fair value of financial instruments as of December 31, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

As of December 31, 2011, the aggregate fair value of our consolidated mortgages and notes payable is approximately $217.4 million, compared to the aggregate carrying value of approximately $217.1 million on our consolidated balance sheet.  As of December 31, 2010, the aggregate fair value was approximately $420.8 million compared to the aggregate carrying value of approximately $420.4 million.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items are measured at fair value on a non-recurring basis, such as in determining impairment loss or the value of assets held for sale as described below.

Equity-Based Compensation

Effective as of the closing of the IPO, we adopted the 2011 Equity Incentive Plan, which provides for the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards, or any combination of the foregoing. In accordance with FASB ASC 718, equity-based compensation is recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of accounting guidance.

Tax Status

We intend to elect to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions.

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

NOTE 2 -     INITIAL PUBLIC OFFERING

On February 14, 2011, the Company closed its IPO of 26,000,000 shares of common stock and its concurrent private placement of 1,274,000 shares of common stock. Net proceeds received by the Company and the Operating Partnership from the IPO and the concurrent private placement were $240.8 million, after deducting the underwriting discount related to the IPO of $17.7 million and the payment of offering-related expenses of approximately $7.3 million.  The Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for Common Units, representing limited and general partnership interests.  The Operating Partnership primarily used these funds to pay down debt (see Note 11).

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 3 -     PREFERRED STOCK OFFERING

On October 28, 2011, Summit REIT completed a public offering of 2,000,000 shares of its 9.25% Series A Cumulative Redeemable Preferred Stock in which it raised net proceeds of $47.9 million, after deducting the underwriting discount and estimated offering costs of approximately $2.1 million.  The Company contributed the net proceeds of this offering to the Operating Partnership in exchange for Preferred Units.  The Operating Partnership used these funds to pay down the principal balance of our revolving credit facility.

NOTE 4 -     RESTRICTED CASH

Restricted cash as of December 31, 2011 and 2010 is comprised of the following:

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2011	2010

Wells Fargo (Lehman)	$-	$-	$-	$-	$1,284,913
National Western Life	64,258	-	-	64,258	-
Goldman Sachs	174,447	82,488	65,028	321,963	-
Bank of the Ozarks	11,112	8,307	103,506	122,925	21,902
Capmark (ING)	176,291	-	-	176,291	139,245
Capmark (ING)	575,472	-	-	575,472	235,576
Capmark (ING)	117,620	-	-	117,620	165,810
Capmark (ING)	85,503	-	-	85,503	85,822

	$1,204,703	$90,795	$168,534	$1,464,032	$1,933,268

NOTE 5 -     PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Prepaid insurance expense	$425,821	$511,169
Other	3,842,572	1,227,476

	$4,268,393	$1,738,645

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 6 -     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Land	$76,846,292	$69,592,292
Hotel buildings and improvements	444,377,456	392,138,987
Furniture, fixtures and equipment	103,820,275	88,781,027
	625,044,023	550,512,306
Less accumulated depreciation	126,167,785	104,796,502

	$498,876,238	$445,715,804

NOTE 7 -     ACQUISITIONS

We acquired four hotels during the second quarter of 2011 and one hotel during the third quarter of 2011. We purchased the Homewood Suites in Ridgeland, MS on April 15, 2011 for approximately $7.3 million, the Staybridge Suites in Glendale, CO on April 27, 2011 for approximately $10.0 million, the Holiday Inn in Duluth, GA on April 27, 2011 for approximately $7.0 million, the Hilton Garden Inn in Duluth, GA for approximately $13.4 million on May 25, 2011 and the Courtyard by Marriott in El Paso, TX on July 28, 2011 for approximately $12.4 million.  The purchases were financed with borrowings under our revolving credit facility.  We did not acquire any intangibles or assume any debt related to these five acquisitions.

The following table shows the allocation of the aggregated purchase prices for the purchases discussed above during 2011:

2011
(in thousands)

Land	$7,254
Hotel buildings and improvements	41,368
Furniture, fixtures and equipment	1,428
Current assets	365
Total assets acquired	$50,415
Current liabilities	398
Net assets acquired	$50,017

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 8 -     DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Initial franchise fees	$5,810,223	$2,596,042
Deferred financing costs	7,580,963	9,443,365
	13,391,186	12,039,407
Less accumulated amortization	4,467,280	7,988,112

Total	$8,923,906	$4,051,295

Future amortization expense is expected to be approximately:

2012	$2,411,175
2013	1,975,203
2014	1,105,096
2015	610,487
2016	498,114
Thereafter	2,323,831

$8,923,906

NOTE 9 -     OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Prepaid land lease	$3,540,795	$3,588,195
Seller financed notes receivable	25,705	423,797
Income tax receivable from limited partners	453,370	-

	$4,019,870	$4,011,992

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 10 -   ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Accrued sales and other taxes	$6,140,859	$5,594,053
Accrued salaries and benefits	2,114,935	1,834,861
Accrued interest	806,633	1,799,693
Other accrued expenses	6,719,150	1,863,524

	$15,781,577	$11,092,131

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 11 -   DEBT OBLIGATIONS

A detail of mortgage loans and notes payable at December 31, 2011 and December 31, 2010 are comprised of the following:

			Interest	Maturity
Payee			Rate	Date	2011	2010

Lehman Brothers Bank			Fixed (5.4025%)	1/11/2012	$-	$76,829,078

ING Investment Management	a	)	Fixed (5.60%)	4/1/2012	27,645,831	28,901,411
	b	)	Fixed (6.10%)	7/1/2012	28,158,119	29,321,614
	c	)	Fixed (6.61%)	11/1/2013	6,046,891	6,235,813
	d	)	Fixed (6.34%)	7/1/2012	7,655,240	7,896,366
					69,506,081	72,355,204

National Western Life Insurance	e	)	Fixed (8.0%)	1/1/2015	13,196,954	13,631,222

Chambers Bank	f	)	Fixed (6.5%)	6/24/2012	1,506,652	1,594,177

Bank of the Ozarks	g	)	Variable (6.75% at 12/31/11	6/29/2012	6,333,971	6,435,774
			and 6.75% at 12/31/10)

MetaBank	h	)	Variable (5.0% at 12/31/11	3/1/2012	7,057,770	7,286,887
			and 5.0% at 12/31/10)

BNC National Bank	i	)	Fixed (5.01%)	11/1/2013	5,518,845	5,719,872
	j	)	Fixed (4.81%)	4/1/2016	5,699,850	5,814,136
					11,218,695	11,534,008

Marshall & Ilsley Bank			Variable (5.0% at 12/31/10)	6/30/2011	-	9,895,727
				3/31/2011	-	11,524,451
					-	21,420,178

General Electric Capital Corp.	k	)	Variable (4.08% at 12/31/11	4/1/2018	8,315,294	8,685,517
			and 2.05% at 12/31/10)
	l	)	Variable (4.08% at 12/31/11	3/1/2019	10,708,600	11,033,293
			and 2.1% at 12/31/10)
	m	)	Variable (4.08% at 12/31/11	4/1/2014	10,860,148	11,182,794
			and 2.85% at 12/31/10)		29,884,042	30,901,604

Fortress Credit Corp.			Variable(10.75% at 12/31/10)	3/5/2011	-	86,722,869

First National Bank of Omaha			Variable (5.5% at 12/31/10)	7/31/2011	-	38,375,633

First National Bank of Omaha	n	)	Variable (5.25% at 12/31/11	7/1/2013	15,137,035	15,588,572
			and 5.25% at 12/31/10)

First National Bank of Omaha	n	)	Variable (5.25% at 12/31/11	2/1/2014	8,551,430	8,646,361
			and 5.25% at 12/31/10)

Bank of Cascades	o	)	Fixed (4.66%)	9/30/2021	12,557,412	12,623,347

Compass Bank	p	)	Variable (4.5% at 12/31/11	5/17/2018	16,083,173	16,492,293
			and 4.5% at 12/31/10)

Goldman Sachs	q	)	Fixed (5.67%)	7/6/2016	14,644,044	-

Deutsche Bank	r	)	Variable (3.8% at 12/31/11)	4/29/2014	11,426,469	-

	Total mortgages and notes payable				217,103,728	420,437,207

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

a) In 2005, the Predecessor obtained a permanent loan with ING Investment Management (“ING”) secured by six of our hotels in the amount of $34,150,000.  This loan carries an interest rate of 5.6% and matures on July 1, 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.  ING exercised their call option in May 2011.  See further discussion below.  Proceeds were used to refinance other short and long-term debt related to the secured hotels.  The monthly principal and interest payment is $236,843.

b) In 2006, the Predecessor obtained a permanent loan with ING secured by nine of our hotels in the amount of $36,600,800.  This loan carries an interest rate of 6.1% and matures in July 2012.  Proceeds were used to refinance other short and long-term debt related to the secured hotels.  The monthly principal and interest payment is $243,328.

c) On November 1, 2006, the Predecessor entered into a loan with ING.  The loan was for construction of the Residence Inn in Jackson, MS.  The loan for $6,600,000 has a fixed rate of 6.61% and a maturity date of November 1, 2028, with a call option on November 1, 2013.  The monthly principal and interest payment is $49,621.

d) On December 22, 2006, the Predecessor entered into a loan with ING for the construction of the Hilton Garden Inn in Ft. Collins, CO.  The loan was for $8,318,000 and has a fixed rate of 6.34% and matures on July 1, 2012.  The monthly principal and interest is $61,236.

e) On December 8, 2009, the Predecessor entered into two loans with National Western Life Insurance Company in the amounts of $8,650,000 and $5,350,000 to refinance the JP Morgan debt on the two Scottsdale, AZ hotels.  The loans carry a fixed rate of 8.0% and mature on January 1, 2015.  The monthly principal and interest payment is $125,756.

f) In 2003, the Predecessor entered into a loan with Chambers Bank to purchase the Aspen Hotel in Ft. Smith, AR.  The loan carries a fixed rate of 6.5% and matures on June 24, 2012.  The monthly principal and interest payment is $15,644.

g) On June 29, 2009, the Predecessor entered into a loan with Bank of the Ozarks in the amount of $10,816,000 to fund the hotel construction located in Portland, OR.  The loan carries a variable interest rate of 90 day LIBOR plus 400 basis points with a floor of 6.75% and matures on June 29, 2012. The monthly principal and interest payment is $44,935.

h) On March 10, 2009, the Predecessor entered into a loan modification agreement with MetaBank in the amount of $7,450,000 on the Boise, ID Cambria Suites.  The loan modification extended the maturity date to March 1, 2012.  The loan has a variable interest rate of Prime, with a floor of 5%.  The monthly principal and interest is $30,811.

i) On May 10, 2006, the Predecessor entered into a loan with BNC National Bank in the amount of $7,120,000 to fund construction of the Hampton Inn in Ft. Worth, TX.  The loan has a fixed rate of 5.01% and matures on November 1, 2013.  The monthly principal and interest payment is $40,577.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

j) On October 1, 2008, the Predecessor entered into a loan with BNC National Bank in the amount of $6,460,000 to fund the land acquisition and hotel construction of the Holiday Inn Express located in Twin Falls, ID.  The loan has a fixed rate of 4.81% and matures on April 1, 2016.  The monthly principal and interest payment is $37,763.

k) On April 30, 2007, the Predecessor entered into a loan with General Electric Capital Corporation (“GECC”) in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO.  The loan carries a variable interest rate of LIBOR plus 350 basis points and matures on April 1, 2018.  The monthly principal and interest payment is $53,842.

l) On August 15, 2007, the Predecessor entered into a loan with GECC in the amount of $11,300,000 to fund construction of the Cambria Suites in Baton Rouge, LA.  The loan carries a variable interest rate of LIBOR plus 350 basis points and matures in March 2019.  The monthly principal and interest payment is $49,709.

m) On February 29, 2008, the Predecessor entered into a loan with GECC in the amount of $11,400,000 to fund the land acquisition and hotel construction located in San Antonio, TX.  The loan carries a variable interest rate of 90 day LIBOR plus 350 basis points and matures in April 2014.  The monthly principal and interest payment is $54,639.

n) The Company has a credit pool agreement with the First National Bank of Omaha providing the Company with medium-term financing.  The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement.  Interest on unpaid principal is payable monthly at a rate LIBOR plus 4.0% and a floor of 5.25%.  Two notes totaling $15,137,035 require monthly principal and interest payments of $105,865 and mature on July 1, 2013.  The note for $8,551,430 requires a monthly principal and interest payment of $46,072 and matures on February 1, 2014.

o) On October 3, 2008, the Predecessor entered into a loan with Bank of the Cascades in the amount of $13,270,000 to fund the land acquisition and hotel construction of the Residence Inn located in Portland, OR.  On September 30, 2011, we refinanced the loan to have a new maturity date of September 30, 2021 and a fixed interest rate of 4.66% until September 30, 2016 with a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%. The monthly principal and interest payment is $71,316.

p) On September 17, 2008, the Predecessor entered into a loan with Compass Bank in the amount of $19,250,000 to fund the land acquisition and hotel construction of the Courtyard by Marriott located in Flagstaff, AZ.  The loan carries a variable interest rate of Prime minus 25 basis points, with a floor of 4.5%, and matures on May 17, 2018.  The monthly principal and interest payment is $128,838.

q) On June 28, 2011, the Company entered into a loan with Goldman Sachs Commercial Mortgage Capital, LP in the principal amount of $14,750,000 on the SpringHill Suites hotel in Bloomington, MN and the Hampton Inn & Suites hotel in Bloomington, MN.  The interest rate is fixed at 5.67%.  The loan matures on July 6, 2016, and monthly principal and interest payments are $92,082.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

r) On April 29, 2011, the Company entered into a $100.0 million, three-year (with an option to extend for one additional year if we meet certain requirements) senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent and lender, and a syndicate of other lenders.  We pay interest on the periodic advances under the senior secured revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus a LIBOR margin between 2.50% and 3.50%, depending upon the ratio of our outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus a margin between 1.50% and 2.50%, depending upon the ratio of outstanding consolidated total indebtedness to EBITDA (as defined in the loan documentation).  Borrowing availability under the facility is subject to a borrowing base of properties pledged as collateral for borrowings under the facility and other conditions.  On May 13, 2011, the Operating Partnership entered into an agreement with Deutsche Bank AG New York Branch and U.S. Bank National Association that increased the maximum aggregate amount of the credit facility from $100.00 million to $125.0 million. As of December 31, 2011, the outstanding principal balance on this secured credit facility was approximately $11.4 million.  Our borrowing capacity as of December 31, 2011 was approximately $92.3 million and $80.9 million was available for future use.

Maturities of long-term debt for each of the next five years are estimated as follows:

2012	$82,354,588
2013	25,880,486
2014	29,850,880
2015	13,237,614
2016	19,828,194
Thereafter	45,951,966

$217,103,728

The Company refinanced ING and MetaBank debt of approximately $76.6 million in February 2012 (see Note 20).  The Company is in preliminary discussions with Chambers Bank and Bank of the Ozarks about refinancing the related debt that is due in June 2012.

The weighted average interest rate for all borrowings was 5.38% and 5.70% at December 31, 2011 and 2010, respectively.

	2011	2010
	(in millions)	(in millions)

Fixed-rate mortgage loans	$122.6	$170.1
Variable-rate mortgage loans	94.5	250.3
	$217.1	$420.4

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

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

In connection with the March 23, 2011 termination of franchise agreements with Choice Hotels International, Inc. (“Choice”), we executed agreements with ING and with GECC in connection with the termination of the franchise agreements with respect to the hotels securing loans from these lenders.

We entered into an agreement with ING pursuant to which ING agreed to forbear, for a period of 120 days, from declaring any default relating to the termination of the Choice franchise agreements.  On July 27, 2011, ING agreed to substitute the SpringHill Suites, Flagstaff, AZ, and the Staybridge Suites, Ridgeland, MS, and release the AmericInn, Fort Smith, AR (formerly Comfort Inn) and AmericInn, Missoula, MT (formerly Comfort Inn), and otherwise waive any defaults related to the termination and change of franchise.  The collateral substitution closed on September 30, 2011.

GECC agreed to waive any default relating to the termination of the Choice franchise agreements, provided that an event of default would be declared if a replacement franchise agreement was not entered into by August 15, 2011.  On July 25, 2011, we entered into a non-binding letter of intent pursuant to which we and GECC agreed to modify the loans as follows:  (a) decrease the interest rate to 90-day LIBOR plus 3.50%; (b) certain fixed charge coverage ratios will be modified to reflect the stabilization of revenues of the former Choice hotels after their conversion to other nationally-recognized brands; and (c) we will pledge additional collateral for the loans, including the Aloft, Jacksonville, Florida, the Hyatt Place, Las Colinas, Texas, and the Fairfield Inn, Boise, Idaho, which liens on these three additional hotels may be released upon satisfaction of certain fixed charge coverage ratio tests on the collateralized hotels as well as on our entire hotel portfolio.  The modification cured any potential default under the GECC loans related to the change in franchise, and was closed August 12, 2011.

In May 2011, ING notified us that it was exercising its contractual right to declare the entire principal balance and accrued but unpaid interest on its loan to us, which had an outstanding principal balance of approximately $27.6 million as of December 31, 2011, to become due and payable on January 1, 2012. On October 3, 2011, we and ING agreed to a non-binding term sheet pursuant to which we planned to refinance and consolidate that loan and our other three ING loans, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011, into a single 7-year term loan with a principal balance of $67.5 million, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by 16 properties containing 1,639 guestrooms. After taking into account the continuing amortization of the existing loans through closing and the proceeds of the new loan, we funded at closing approximately $1.5 million of principal paydown with a draw on our revolving credit facility (see Note 20).

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 12 -   DISCONTINUED OPERATIONS

The Company has reclassified its consolidated financial statements of operations for the years ended December 31, 2009 to reflect discontinued operations of two consolidated hotel properties sold during this period pursuant to the plan for hotel dispositions.  This reclassification has no impact on the Company’s net income or the net income per share.  During 2009, the Company sold two hotel properties located in Ellensburg, WA and St. Joseph, MO for approximately $6,810,000, with net proceeds of approximately $6,342,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

2009

REVENUE	$1,133,690

EXPENSES
Rooms	296,012
Other direct	146,159
Other indirect	282,139
Other	53,463
Depreciation and amortization	153,948
931,721

INCOME FROM OPERATIONS	201,969

OTHER INCOME (EXPENSE)
Interest income	116
Interest expense	(39,100)
Gain (loss) on disposal of assets	1,301,823
1,262,839

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$1,464,808

NOTE 13 -   NONCONTROLLING INTERESTS

As of December 31, 2011, limited partners of the Operating Partnership other than the Company owned 10,100,000 Common Units representing an approximate 27% limited partnership interest in the Operating Partnership.  Beginning on or after February 14, 2012, pursuant to the limited partnership agreement, redemption rights of the limited partners other than the Company, will enable those limited partners to cause the Operating Partnership to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of shares of the Company’s common stock at the time of redemption, or at the Company’s option, shares of the Company’s common stock, on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

The Company classifies these Common Units as noncontrolling interests as a component of permanent equity on the December 31, 2011 consolidated balance sheet. The share of net loss allocated to these Common Units is reported on the accompanying consolidated statement of operations for the period February 14, 2011 through December 31, 2011 as net loss attributable to noncontrolling interests. For the period from February 14, 2011 through December 31, 2011, no Common Units were redeemed.

NOTE 14 -   EQUITY

Common Shares

On February 14, 2011, the Company completed an underwritten public offering of 27,274,000 common shares, par value of $.01 per share (see Note 2).  Upon completion of the offering, the Company issued 4,000 common shares to our independent directors pursuant to the 2011 Equity Incentive Plan.  The Company granted options to purchase 940,000 common shares (see Note 16).  The Company paid dividends of $.05625, $.1125, and $.1125 per share on May 23, 2011; August 31, 2011; and November 30, 2011, respectively.

Preferred Shares

On October 28, 2011, the Company completed an underwritten public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock, par value of $.01 per share (see Note 3).  Dividends are payable quarterly in arrears on or about the last day of February, May, August and November of each year.  The Company paid dividends of $.20556 per share on November 30, 2011.

NOTE 15 -   BENEFIT PLANS

Effective August 1, 2011, the Company has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements.  Voluntary contributions may be made to the Plan by employees.  The Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the year ended December 31, 2011 was approximately $69,000.

NOTE 16 -   EQUITY-BASED COMPENSATION

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

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

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	940,000	$9.75	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at December 31, 2011	940,000	$9.75	9.1	$-	(1)
Exercisable at December 31, 2011	-	$-	-	$-

(1) Exercise price exceeds our market price at December 31, 2011.

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 17 -   EARNINGS (LOSS) PER SHARE

Diluted loss per share was the same as basic loss per share for the year ended December 31, 2011 as any potential impact from the outstanding stock option awards and preferred shares were anti-dilutive.

At December 31, 2011, options to purchase 940,000 shares of common stock at a weighted average exercise price of $9.75 per share were outstanding but were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of the common shares.

NOTE 18 -   COMMITMENTS AND CONTINGENCIES

The Company leases land for two of its Ft. Smith, AR properties under the terms of operating ground lease agreements expiring August 2022 and May 2030.  The Company has options to renew the leases for periods that range from 5-30 years.  The Company also has a prepaid land lease on the Portland, OR hotels with a remaining balance of $3,540,795 on December 31, 2011.  This lease expires in June 2084.  The Company leases land on the Duluth, GA Holiday Inn property under the terms of an operating ground lease agreement expiring April 1, 2069.  Total rent expense for these four leases for the years ended December 31, 2011, 2010 and 2009 was $352,534, $229,394, and $304,323, respectively.

Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2012	$431,991
2013	442,026
2014	452,362
2015	463,008
2016	473,973
Thereafter	35,164,202

$37,427,562

On March 23, 2011, Choice Hotels International terminated the franchise agreements on 10 of our hotels.  Choice also terminated the franchise agreement for the Cambria Suites, Bloomington, MN effective June 23, 2011.  We filed an arbitration action against Choice claiming wrongful termination of our franchise agreements.  In response to our arbitration action, Choice responded with counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  The parties have agreed to litigate all claims in the arbitration action.  The arbitration hearings were held in December 2011 and January 2012.  Findings from the arbitration panel are expected in late March or April, 2012.  The Company vehemently denies all asserted claims and is vigorously defending the claims.  The Company is unable to predict the outcome as it relates to these claims.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

Following the termination of the 11 franchise agreements with Choice, we entered into new license or franchise agreements for all of these hotels.  On April 6, 2011, we entered into a license agreement with Holiday Hospitality Franchising, Inc. for the Holiday Inn in Boise, ID.  On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC for five hotels in Salina, KS; Missoula, MT; Golden, CO; Twin Falls, ID; and Ft. Smith, AR.  On May 17, 2011, we entered into a license agreement with Carlson Inc. for the Country Inn & Suites in San Antonio, TX.  On June 24, 2011, we entered into a franchise agreement with Marriott International, Inc. for the SpringHill Suites in Bloomington, MN.  On August 5, 2011, we entered into a franchise agreement with Hilton Worldwide for the DoubleTree in Baton Rouge, LA.  On August 22, 2011, we entered into a franchise agreement with Marriott to operate our 70-room hotel in Fort Worth, TX as a Fairfield Inn & Suites, upon completion of certain capital improvements, currently expected to be completed during the second quarter of 2012.  On August 24, 2011, we entered into a franchise agreement with InterContinental to operate our 67-room hotel in Charleston, WV as a Holiday Inn Express.

NOTE 19 -   INCOME TAXES

The deferred tax asset of $2,195,820 relates primarily to the taxable loss of the Company’s taxable REIT subsidiaries.  The earnings (loss), other than in the taxable REIT subsidiaries of the Company are not generally subject to Federal income taxes at the Company level, due to the REIT election made by the Company.  As of December 31, 2011, the Company has estimated net operating loss carry forwards of the taxable REIT subsidiaries for federal income tax reporting purposes of approximately $5.5 million.  No valuation allowances have been recorded against the Company’s deferred tax assets, as the Company believes the income tax benefit is fully realizable based upon projected future taxable income.

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2011. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 or in the consolidated balance sheets as of December 31, 2011 and 2010.

Current tax liabilities of $148,879 are included in accrued expenses on the accompanying Consolidated Balance Sheets and relate to the state and local tax expense of the Operating Partnership.

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are:

	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010	2009
Current:
Federal	$-	$-	$-	$-
State and local	(129,163)	339,034	202,163	-
Deferred:
Federal (34%)	(1,866,447)	-	-	-
State and local (6%)	(329,373)	-	-	-
	$(2,324,983)	$339,034	$202,163	$-

Our Predecessor is a limited liability company and as such, all Federal taxable income of a limited liability company flows through and is taxable to its members.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

For Federal income tax purposes, the cash distributions paid to the Company’s common shareholders and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains.

A summary of the average taxable nature of the Company’s common dividends for the year ended December 31, 2011, is as follows:

2011
Total dividends per share	$0.28

Ordinary income	33.89%
Return of capital	66.11%
100.00%

A summary of the average taxable nature of the Company’s dividend on Series A Cumulative Redeemable Preferred Shares for the year ended December 31, 2011, is as follows:

2011
Total dividends per share	$0.21

Ordinary income	100.00%
Return of capital	0.00%
100.00%

NOTE 20 -   SUBSEQUENT EVENTS

On January 12, 2012, we purchased 90% of the ownership interests in the 150 unit Courtyard by Marriott hotel in Atlanta, Georgia for a purchase price of approximately $28.5 million.  Upon expiraiton of tax credits related to the hotel in approximately four years, we will be able to take assignment of the remaining ownership of the hotel for approximately $350,000 of additional consideration.  We funded the purchase price of this acquisition through the assumption of a term loan with Empire Financial with a principal balance of $19 million and with approximately $9.5 million on our revolving credit facility.  In connection with this acquisition, we have engaged Courtyard Management to manage the hotel pursuant to a hotel management agreement.

On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011.  The loans were consolidated into a single 7-year term loan with a principal balance of $67.5 million, maturity date of March 1, 2032, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by 16 properties containing 1,639 guestrooms. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 and March 1, 2029.

On February 14, 2012, we closed on the refinance of our loan with Metabank, which had an outstanding balance as of the date of closing of approximately $7.0 million.  The loan matures on February 1, 2017, is amortized over approximately 17 years, and bears an annual interest rate of 4.95%.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 and 2009

NOTE 21 -   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2011 and 2010 is summarized below.  The sum of the quarterly income (loss) per unit amounts may not equal the annual income per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter.

		Summit Hotel Properties, Inc.
	Predecessor	Three Months Ended

	1/1-2/13	2/14 -3/31	6/30	9/30	12/31	Total

2011:
Total revenue	$14,598	$18,809	$38,589	$42,330	$34,556	$134,284
Net income (loss) from continuing
operations	(5,868)	(1,442)	948	40	(6,048)	(6,502)
Net income (loss) attributable to
common stockholders/members	$(6,207)	$(1,178)	$441	$30	$(2,641)	$(3,348)

Net income (loss) per share,
basic and diluted:		$(0.04)	$0.02	$0.00	$(0.10)	$(0.12)

		Summit Hotel OP, LP
	Predecessor	Three Months Ended

	1/1-2/13	2/14 -3/31	6/30	9/30	12/31	Total

2011:
Total revenue	$14,598	$18,809	$38,589	$42,330	$34,556	$134,284
Net income (loss) from continuing
operations	(5,868)	(1,442)	948	40	(6,048)	(6,502)
Net income (loss) attributable to
common unitholders/members	$(6,207)	$(1,614)	$604	$41	$(3,619)	$(4,588)

Net income (loss) per share,
basic and diluted:		$(0.04)	$0.02	$0.00	$(0.10)	$(0.12)

		Summit Hotel Properties, LLC (Predecessor)
		Three Months Ended

		3/31	6/30	9/30	12/31	Total
2010:
Total revenue		$31,363	$35,849	$37,601	$30,822	$135,635
Net income (loss) from continuing
operations		(3,404)	(1,998)	(1,251)	(14,065)	(20,718)
Net income (loss) attributable to SHP LLC		$(3,556)	$(2,074)	$(1,296)	$(13,994)	$(20,920)

SUMMIT HOTEL PROPERTIES, INC/SUMMIT HOTEL OP, LP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2011
(in thousands)

			Initial Cost			Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Atlanta, GA	Hyatt Place	2006	$1,154	$9,605	$2,970	$1,154	$12,575	$13,729	$(3,769)	$9,960	$8,551
Baton Rouge, LA	DoubleTree	2008	1,100	14,063	800	1,100	14,863	15,963	(2,728)	13,235	10,709	(2)
Baton Rouge, LA	Fairfield Inn by Marriott	2004	345	3,057	638	345	3,695	4,040	(1,271)	2,769	-	(1)
Baton Rouge, LA	SpringHill Suites by Marriott	2004	448	3,729	696	448	4,425	4,873	(1,565)	3,308	-	(1)
Baton Rouge, LA	TownePlace Suites	2004	259	3,743	659	259	4,402	4,661	(1,677)	2,984	-	(1)
Bellevue, WA	Fairfield Inn by Marriott	2004	2,705	12,944	1,890	2,705	15,447	18,152	(3,406)	14,746	-	(1)
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658	14,071	669	1,658	14,740	16,398	(3,088)	13,310	2,234
Bloomington, MN	Hampton Inn	2007	1,658	14,596	45	1,658	14,641	16,299	(3,220)	13,079	12,410
Boise, ID	Fairfield Inn by Marriott	2004	564	2,874	323	564	3,197	3,761	(998)	2,763	-	(2)
Boise, ID	Hampton Inn	2004	597	3,295	1,311	1,335	3,868	5,203	(1,242)	3,961	-	(1)
Boise, ID	Holiday Inn Express	2005	1,038	2,422	238	780	2,918	3,698	(1,051)	2,647	2,351
Boise, ID	Holiday Inn	2007	1,934	10,968	422	1,299	12,025	13,324	(4,063)	9,261	7,058	(4)
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	441	1,042	3,930	4,972	(1,275)	3,697	-
Charleston, WV	Holiday Inn Express	2004	907	2,903	2,130	907	5,033	5,940	(840)	5,100	-
Denver, CO	Fairfield Inn by Marriott	2004	1,566	6,783	2,072	1,566	9,457	11,023	(1,932)	9,091	-	(1)
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	24	1,076	11,103	12,179	(2,493)	9,686	8,315	(2)
Denver, CO	Hampton Inn	2004	1,125	3,678	850	1,125	4,528	5,653	(1,992)	3,661	4,860	(3)
Duluth, GA	Holiday Inn	2011	-	7,000	97	-	7,097	7,097	(211)	6,886	-	(1)
Duluth, GA	Hilton Garden Inn	2011	2,200	11,150	34	2,200	11,184	13,384	(268)	13,116	-	(1)
El Paso, TX	Courtyard by Marriott	2011	1,640	10,710	20	1,640	10,730	12,370	(172)	12,198	-
El Paso, TX	Hampton Inn	2005	2,055	10,745	1,313	2,055	12,058	14,113	(4,092)	10,021	7,323
Emporia, KS	Fairfield Inn by Marriott	2004	320	2,436	238	320	2,674	2,994	(883)	2,111	-	(1)
Emporia, KS	Holiday Inn Express	2004	292	2,840	464	292	3,304	3,596	(1,004)	2,592	-	(1)
Flagstaff, AZ	Courtyard by Marriott	2009	3,353	20,785	13	3,353	20,798	24,151	(2,443)	21,708	16,083
Flagstaff, AZ	SpringHill Suites by Marriott	2008	1,398	9,352	4,852	1,398	14,204	15,602	(2,675)	12,927	-	(3)
Ft. Collins, CO	Hampton Inn	2004	738	4,363	287	738	4,650	5,388	(1,424)	3,964	-	(1)
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	64	1,300	11,868	13,168	(3,475)	9,693	7,655
Ft. Myers, FL	Hyatt Place	2009	3,608	16,583	2	3,608	16,585	20,193	(2,555)	17,638	-
Ft. Smith, AR	AmericInn	2004	-	3,718	676	-	4,394	4,394	(1,173)	3,221	2,746	(3)
Ft. Smith, AR	Aspen Hotel	2004	223	3,189	546	223	3,735	3,958	(1,603)	2,355	1,507
Ft. Smith, AR	Hampton Inn	2005	-	12,401	882	-	13,283	13,283	(3,471)	9,812	8,299
Ft. Wayne, IN	Hampton Inn	2006	786	6,564	756	786	7,320	8,106	(2,009)	6,097	4,671	(3)
Ft. Wayne, IN	Residence Inn by Marriott	2006	914	6,736	711	914	7,447	8,361	(1,973)	6,388	-	(1)
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	48	1,500	8,232	9,732	(2,115)	7,617	5,519
Ft. Worth, TX	Aspen Hotel	2004	553	2,698	1,007	553	3,705	4,258	(1,079)	3,179	-
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	1,360	1,860	6,808	8,668	(2,049)	6,619	6,561
Germantown, TN	Fairfield Inn by Marriott	2005	767	2,700	529	767	3,229	3,996	(998)	2,998	2,224
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	763	1,083	5,963	7,046	(1,699)	5,347	3,402
Glendale, CO	Staybridge Suites	2011	2,100	7,900	719	2,100	8,619	10,719	(324)	10,395	-	(1)
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	2,306	1,301	9,628	10,929	(1,947)	8,982	8,576
Jackson, MS	Staybridge Suites	2007	698	8,454	208	698	8,662	9,360	(1,564)	7,796	-	(3)
Jacksonville, FL	Aloft	2009	1,700	15,775	10	1,700	15,785	17,485	(2,251)	15,234	-	(2)
Lakewood, CO	Fairfield Inn by Marriott	2004	521	2,433	264	521	2,697	3,218	(919)	2,299	-	(1)
Lakewood, CO	AmericInn	2004	547	2,416	412	547	2,828	3,375	(769)	2,606	-	(1)
Las Colinas, TX	Hyatt Place	2007	781	5,729	1,709	781	7,438	8,219	(2,638)	5,581	-	(2)
Las Colinas, TX	Holiday Inn Express	2007	912	6,689	1,599	898	8,302	9,200	(2,613)	6,587	-
Lewisville, TX	Fairfield Inn by Marriott	2004	465	2,954	482	465	3,436	3,901	(1,169)	2,732	2,152	(3)
Lithia Springs, GA	SpringHill Suites by Marriott	2004	480	3,572	618	480	4,190	4,670	(1,523)	3,147	-	(4)
Little Rock, AR	SpringHill Suites by Marriott	2004	879	3,431	570	879	4,001	4,880	(1,475)	3,405	-	(1)
Medford, OR	Hampton Inn	2004	1,230	4,788	476	1,230	5,264	6,494	(1,620)	4,874	-	(1)
Memphis, TN	Courtyard by Marriott	2005	686	5,814	87	546	6,041	6,587	(1,798)	4,789	4,048
Missoula, MT	AmericInn	2004	690	2,672	294	690	2,966	3,656	(791)	2,865	1,945	(3)
Missoula, MT	Courtyard by Marriott	2005	650	5,785	138	650	5,923	6,573	(2,063)	4,510	4,734	(3)
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	539	777	4,115	4,892	(1,526)	3,366	-	(1)
Portland, OR	Hyatt Place	2009	-	16,713	5	-	16,718	16,718	(2,296)	14,422	6,334
Portland, OR	Residence Inn by Marriott	2009	-	16,409	1	-	16,410	16,410	(2,135)	14,275	12,557
Provo, UT	Hampton Inn	2004	909	2,862	596	909	3,458	4,367	(946)	3,421	-	(1)
Ridgeland, MS	Homewood Suites	2011	1,314	6,036	125	1,314	6,161	7,475	(171)	7,304	-	(1)
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	15	1,050	10,055	11,105	(2,770)	8,335	6,047
Salina, KS	AmericInn	2004	984	1,650	374	984	2,024	3,008	(559)	2,449	-	(1)
Salina, KS	Fairfield Inn by Marriott	2004	499	1,744	243	499	1,987	2,486	(702)	1,784	-	(1)
San Antonio, TX	Country Inn & Suites	2008	2,497	12,833	383	2,497	13,216	15,713	(2,563)	13,150	10,860	(2)
Sandy, UT	Holiday Inn Express	2004	720	1,768	996	720	2,764	3,484	(1,210)	2,274	2,400	(3)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	2,784	3,225	12,936	16,161	(3,009)	13,152	8,154
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,364	2,195	9,608	11,803	(2,114)	9,689	5,043
Spokane, WA	Fairfield Inn by Marriott	2004	1,637	3,669	2,302	1,637	5,971	7,608	(1,321)	6,287	-	(1)
Twin Falls, ID	AmericInn	2004	822	7,473	1,128	822	8,601	9,423	(2,530)	6,893	-	(1)
Twin Falls, ID	Holiday Inn Express	2009	1,212	7,464	7	1,212	7,471	8,683	(1,460)	7,223	5,700
Twin Falls, ID	Hampton Inn	2004	710	3,482	90	710	3,572	4,282	(1,325)	2,957	-	(1)
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	1,137	1,198	7,236	8,434	(2,086)	6,348	4,649	(3)
Land Parcels			19,911	-	384	20,295	-	20,295	-	20,295	-
			$97,066	$492,729	$54,205	$97,141	$548,198	$646,339	$(126,168)	$519,171	$205,677
											11,427	(1)
											$217,104

(1) Property is collateral for the Company's secured revolving credit facility.
(2) In addition to the DoubleTree in Baton Rouge LA, SpringHill Suites in Denver CO and Country Inn & Suites in San Antonio TX; the Fairfield Inn in Boise ID,
Aloft in Jacksonville FL and Hyatt Place in Las Colinas TX are additional collateral for the GE Capital Corp loans.
(3) In addition to the eight original properties, the SpringHill Suites in Flagstaff AZ and Staybridge Suites in Jackson MS are additional collateral for the ING Investment loan.
(4) In addition to the Holiday Inn in Boise ID; the Springhill Suites in Lithia Springs GA is additional collateral for the MetaBank loan.

SUMMIT HOTEL PROPERTIES, INC./SUMMIT HOTEL OP, LP
Notes to Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2011

	ASSET BASIS	Total
( a )	Balance at January 1, 2009	$521,255,330
	Additions to land, buildings and improvements	67,841,533
	Disposition of land, buildings and improvements	(6,989,153)
	Impairment loss	(7,505,836)
	Balance at December 31, 2009	$574,601,874
	Additions to land, buildings and improvements	2,769,879
	Disposition of land, buildings and improvements	(88,790)
	Impairment loss	(6,475,684)
	Balance at December 31, 2010	$570,807,279
	Additions to land, buildings and improvements	79,901,100
	Disposition of land, buildings and improvements	(5,369,383)
	Balance at December 31, 2011	$645,338,996

	ACCUMULATED DEPRECIATION	Total
( b )	Balance at January 1, 2009	$59,361,060
	Depreciation for the period ended December 31, 2009	21,902,729
	Depreciation on assets sold or disposed	(1,655,836)
	Balance at December 31, 2009	$79,607,953
	Depreciation for the period ended December 31, 2010	25,234,526
	Depreciation on assets sold or disposed	(45,977)
	Balance at December 31, 2010	$104,796,502
	Depreciation for the period ended December 31, 2011	26,740,666
	Depreciation on assets sold or disposed	(5,369,383)
	Balance at December 31, 2011	$126,167,785

( c )	The aggregrate cost of land, buildings, furniture and equipment for Federal income tax purposes is aproximately $629 million.

( d )	Depreciation is computed based upon the following useful lives:
	Buildings and improvements 27-40 years
	Furniture and equipment 2-15 years

( e )	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 11
	to the consoldiated financial statements.

( f )	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, disposal of assets, and
	impairment loss that was recorded.