Form 10-Q
period 2012-03-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2012-05-15
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)
Commission File Number:  001-54273 (Summit Hotel OP, LP)

SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP
(Exact name of registrant as specified in its charter)
_________________

Maryland (Summit Hotel Properties, Inc.)	27-2962512 (Summit Hotel Properties, Inc.)
Delaware (Summit Hotel OP, LP)	27-0617340 (Summit Hotel OP, LP)
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2701 South Minnesota Avenue, Suite 2
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

As of May 10, 2012, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 30,543,894 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 37,378,000, including Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2012 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor.  Also, on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units.  On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”).  As of March 31, 2012, Summit REIT owned approximately 73.0% of the issued and outstanding Common Units, including the sole general partnership interest held by the General Partner.  As of December 31, 2011, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”).  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining interests in Summit OP are owned by third parties, including the former members of our predecessor.

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

We believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company.  Summit REIT has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ending December 31, 2011 upon filing its federal income tax return for that year.

As of March 31, 2012, Summit REIT’s only material assets were its ownership of Common Units and Series A Preferred Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of March 31, 2012, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Series A Preferred Units.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

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

Finally, we refer to a number of other entities in this report as follows.  Unless the context otherwise requires or indicates, references in this report to:

●
“the LLC” refer to summit Hotel Properties, LLC and references to “our predecessor” include the LLC and its consolidated subsidiaries, including Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”);

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

PART I — FINANCIAL INFORMATION

Item 1.               Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$10,869,944	$10,537,132
Restricted cash	1,542,804	1,464,032
Trade receivables	6,155,365	3,424,630
Prepaid expenses and other	3,704,500	4,268,393
Land held for development	20,294,973	20,294,973
Assets held for sale	15,901,437	-
Property and equipment, net	529,775,110	498,876,238
Deferred charges and other assets, net	9,152,713	8,923,906
Deferred tax benefit	2,658,704	2,195,820
Other assets	4,022,180	4,019,870
TOTAL ASSETS	$604,077,730	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,654,708	$1,670,994
Liabilities related to assets held for sale	5,963,960	-
Accrued expenses	13,913,620	15,781,577
Mortgages and notes payable	271,459,463	217,103,728
TOTAL LIABILITIES	292,991,751	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
2,000,000 issued and outstanding	20,000	20,000
Common stock, $.01 par value per share, 450,000,000 shares authorized,
27,278,000 issued and oustanding	272,780	272,780
Additional paid-in capital	288,705,701	288,902,331
Accumulated deficit and distributions	(16,979,659)	(11,020,151)
Total stockholders' equity	272,018,822	278,174,960
Noncontrolling interest	39,067,157	41,273,735
TOTAL EQUITY	311,085,979	319,448,695

TOTAL LIABILITIES AND EQUITY	$604,077,730	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Summit Hotel Properties, Inc.	Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 03/31/12	Period 2/14/11 through 3/31/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$39,020,137	$17,938,371	$13,759,563
Other hotel operations revenue	985,840	354,485	322,437
Total Revenue	40,005,977	18,292,856	14,082,000

EXPENSES
Hotel operating expenses
Rooms	11,787,043	4,737,738	4,781,588
Other direct	4,774,531	2,054,291	2,590,844
Other indirect	11,218,315	4,788,729	4,540,476
Other	210,686	73,038	73,038
Total hotel operating expenses	27,990,575	11,653,796	11,985,946
Depreciation and amortization	8,223,683	3,299,314	3,299,314
Corporate general and administrative:
Salaries and other compensation	811,638	367,018	-
Other	865,550	765,138	-
Equity based compensation	125,874	126,828	-
Hotel property acquisition costs	579,938	-	-
Total Expenses	38,597,258	16,212,094	15,285,260

INCOME (LOSS) FROM OPERATIONS	1,408,719	2,080,762	(1,203,260)

OTHER INCOME (EXPENSE)
Interest income	1,391	3,947	7,139
Interest expense	(3,456,365)	(3,511,129)	(4,489,606)
Total Other Income (Expense)	(3,454,974)	(3,507,182)	(4,482,467)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,046,255)	(1,426,420)	(5,685,727)

INCOME TAX (EXPENSE) BENEFIT	267,755	(172,302)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,778,500)	(1,598,722)	(6,010,966)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,026,310)	(15,399)	(195,590)

NET INCOME (LOSS)	(2,804,810)	(1,614,121)	(6,206,556)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(1,070,328)	(435,813)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT
HOTEL PROPERTIES, INC./PREDECESSOR	(1,734,482)	(1,178,308)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON	$(2,890,732)	$(1,178,308)	$(6,206,556)
STOCKHOLDERS/MEMBERS

Basic and diluted net income (loss) per share
from continuing operations:	$(0.08)	$(0.04)
Basic and diluted net income (loss) per share
from discontinued operations:	(0.03)	(0.00)
Basic and diluted net income (loss) per share:	$(0.11)	$(0.04)
Weighted-average common shares outstanding:
Basic and diluted	27,278,000	27,278,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012

	# of Shares		# of Shares			Accumulated	Total
	of Preferred	Preferred	of Common	Common	Additional	Deficit and	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Distributions	Equity	Interest	Equity

BALANCES, JANUARY 1, 2012	2,000,000	$20,000	27,278,000	$272,780	$288,902,331	$(11,020,151)	$278,174,960	$41,273,735	$319,448,695

Summit Hotel Properties, Inc.
Registration and offering costs	-	-	-	-	(322,504)	-	(322,504)	-	(322,504)
Dividends paid	-	-	-	-	-	(4,225,026)	(4,225,026)	(1,136,250)	(5,361,276)
Equity-based compensation	-	-	-	-	125,874	-	125,874	-	125,874
Net income (loss)	-	-	-	-	-	(1,734,482)	(1,734,482)	(1,070,328)	(2,804,810)

BALANCES, MARCH 31, 2012	2,000,000	$20,000	27,278,000	$272,780	$288,705,701	$(16,979,659)	$272,018,822	$39,067,157	$311,085,979

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(2,804,810)	$(7,820,677)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	8,480,288	6,858,431
Amortization of prepaid lease	11,850	11,850
Loss on impairment of assets	932,000	-
Equity-based compensation	125,874	126,828
Deferred tax benefit	(462,884)	-
Changes in operating assets and liabilities:
Trade receivables	(2,543,735)	(719,418)
Prepaid expenses and other	563,893	4,614,137
Accounts payable and related party accounts payable	5,420	(202,188)
Income tax receivable	(16,316)	-
Accrued expenses	(1,644,401)	(1,597,474)
Restricted cash released (funded)	258,361	550,539

NET CASH PROVIDED BY (USED IN)	2,905,540	1,822,028
OPERATING ACTIVITIES
INVESTING ACTIVITIES
Land and hotel acquisitions	(29,738,000)	-
Purchases of other property and equipment	(6,832,551)	(3,087,798)
Proceeds from asset dispositions, net of closing costs	2,156	4,316
Restricted cash released (funded)	(337,133)	733,035

NET CASH PROVIDED BY (USED IN)	(36,905,528)	(2,350,447)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	111,550,022	456,059
Principal payments on debt	(70,549,589)	(225,178,820)
Financing fees on debt	(983,853)	(82,524)
Proceeds from equity offerings, net of offering costs	(322,504)	241,250,082
Distributions to members and dividends paid	(5,361,276)	(8,282,935)

NET CASH PROVIDED BY (USED IN)	34,332,800	8,161,862
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	332,812	7,633,443

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$10,869,944	$15,610,861

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$3,387,731	$9,121,513

Cash payments for state income taxes, net of refunds	$119,824	$19,302

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$10,869,944	$10,537,132
Restricted cash	1,542,804	1,464,032
Trade receivables	6,155,365	3,424,630
Receivable due from affiliate	-	-
Prepaid expenses and other	3,704,500	4,268,393
Land held for development	20,294,973	20,294,973
Assets held for sale	15,901,437	-
Property and equipment, net	529,775,110	498,876,238
Deferred charges and other assets, net	9,152,713	8,923,906
Deferred tax benefit	2,658,704	2,195,820
Other assets	4,022,180	4,019,870
TOTAL ASSETS	$604,077,730	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,654,708	$1,670,994
Liabilities related to assets held for sale	5,963,960	-
Accrued expenses	13,913,620	15,781,577
Mortgages and notes payable	271,459,463	217,103,728
TOTAL LIABILITIES	292,991,751	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Partners' equity:
Summit Hotel Properties, Inc., 27,278,000 common units outstanding
and 2,000,000 preferred units outstanding	272,018,822	278,174,960
Unaffiliated limited partners, 10,100,000 common units outstanding	39,067,157	41,273,735
TOTAL EQUITY	311,085,979	319,448,695

TOTAL LIABILITIES AND EQUITY	$604,077,730	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Summit Hotel OP, LP	Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 03/31/12	Period 2/14/11 through 03/31/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$39,020,137	$17,938,371	$13,759,563
Other hotel operations revenue	985,840	354,485	322,437
Total Revenue	40,005,977	18,292,856	14,082,000

EXPENSES
Hotel operating expenses
Rooms	11,787,043	4,737,738	4,781,588
Other direct	4,774,531	2,054,291	2,590,844
Other indirect	11,218,315	4,788,729	4,540,476
Other	210,686	73,038	73,038
Total hotel operating expenses	27,990,575	11,653,796	11,985,946
Depreciation and amortization	8,223,683	3,299,314	3,299,314
Corporate general and administrative:
Salaries and other compensation	811,638	367,018	-
Other	865,550	765,138	-
Equity based compensation	125,874	126,828	-
Hotel property acquisition costs	579,938	-	-
Loss on impairment of assets	-	-	-
Total Expenses	38,597,258	16,212,094	15,285,260

INCOME (LOSS) FROM OPERATIONS	1,408,719	2,080,762	(1,203,260)

OTHER INCOME (EXPENSE)
Interest income	1,391	3,947	7,139
Interest expense	(3,456,365)	(3,511,129)	(4,489,606)
Gain (loss) on disposal of assets	-	-	-
Total Other Income (Expense)	(3,454,974)	(3,507,182)	(4,482,467)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,046,255)	(1,426,420)	(5,685,727)

INCOME TAX (EXPENSE) BENEFIT	267,755	(172,302)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,778,500)	(1,598,722)	(6,010,966)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,026,310)	(15,399)	(195,590)

NET INCOME (LOSS)	(2,804,810)	(1,614,121)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	(3,961,060)	(1,614,121)	(6,206,556)

Basic and diluted net income (loss) per unit
from continuing operations:	$(0.08)	$(0.04)
Basic and diluted net income (loss) per unit
from discontinued operations:	(0.03)	(0.00)
Basic and diluted net income (loss) per unit:	$(0.11)	$(0.04)
Weighted-average common units outstanding:
Basic and diluted	37,378,000	37,378,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Preferred	Common
			Total
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Equity

BALANCES, JANUARY 1, 2012	$47,875,094	$230,299,866	$41,273,735	$319,448,695

Summit Hotel OP, LP
Registration and offering costs	-	(322,504)	-	(322,504)
Distributions	(1,156,250)	(3,068,776)	(1,136,250)	(5,361,276)
Equity-based compensation	-	125,874	-	125,874
Net income (loss)	1,156,250	(2,890,732)	(1,070,328)	(2,804,810)

BALANCES, MARCH 31, 2012	$47,875,094	$224,143,728	$39,067,157	$311,085,979

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(2,804,810)	$(7,820,677)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	8,480,288	6,858,431
Amortization of prepaid lease	11,850	11,850
Loss on impairment of assets	932,000	-
Equity-based compensation	125,874	126,828
Deferred tax benefit	(462,884)	-
Changes in operating assets and liabilities:
Trade receivables	(2,543,735)	(719,418)
Prepaid expenses and other	563,893	4,614,137
Accounts payable and related party accounts payable	5,420	(202,188)
Income tax receivable	(16,316)	-
Accrued expenses	(1,644,401)	(1,597,474)
Restricted cash released (funded)	258,361	550,539

NET CASH PROVIDED BY (USED IN)	2,905,540	1,822,028
OPERATING ACTIVITIES
INVESTING ACTIVITIES
Land and hotel acquisitions	(29,738,000)	-
Purchases of other property and equipment	(6,832,551)	(3,087,798)
Proceeds from asset dispositions, net of closing costs	2,156	4,316
Restricted cash released (funded)	(337,133)	733,035

NET CASH PROVIDED BY (USED IN)	(36,905,528)	(2,350,447)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	111,550,022	456,059
Principal payments on debt	(70,549,589)	(225,178,820)
Financing fees on debt	(983,853)	(82,524)
Contributions, net of offering costs	(322,504)	241,250,082
Distributions	(5,361,276)	(8,282,935)

NET CASH PROVIDED BY (USED IN)	34,332,800	8,161,862
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	332,812	7,633,443

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$10,869,944	$15,610,861

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$3,387,731	$9,121,513

Cash payments for state income taxes, net of refunds	$119,824	$19,302

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

As of March 31, 2012, our real estate investment portfolio consists of 73 upscale, upper midscale and midscale hotels with a total of 7,469 guestrooms located in small, mid-sized and suburban markets in 20 states (see Note 3 for new acquisitions).  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on interim periods.  Accordingly, certain information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements have been condensed or omitted.  Interim results may not be indicative of fiscal year performance because of seasonal and other factors.  These interim statements should be read in conjunction with the financial statements and notes thereto included in our combined Annual Report on Form 10-K for the year ended December 31, 2011.  In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation with no impact to net income, shareholders’ equity or cash flows.

Recent Accounting Pronouncements

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 is effective for interim and fiscal years beginning after December 15, 2011.  In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The adoption of this ASU did not have an impact on the consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

Our estimates of the fair value of financial instruments as of March 31, 2012 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

As of March 31, 2012, the aggregate fair value of our consolidated mortgages and notes payable, which includes the mortgage classified in liabilities related to assets held for sale, (Level 2) is approximately $279.0 million, compared to the aggregate carrying value of approximately $277.1 million on our consolidated balance sheet.  As of December 31, 2011, the aggregate fair value was approximately $217.4 million compared to the aggregate carrying value of approximately $217.1 million.

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items are measured at fair value on a non-recurring basis, such as in determining impairment loss or the value of assets held for sale as described below.

Depreciation and Amortization

Hotels are carried at cost and depreciated using the straight-line method over an estimated useful life of 27 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets.  Depreciation and amortization expense consists of depreciation of real property, amortization of deferred financing costs and amortization of franchise fees.  Depreciation expense was $7,575,242 and $6,137,999 for the three months ended March 31, 2012 and 2011, respectively.  Amortization of deferred financing costs was $765,333 and $279,387 for the three months ended March 31, 2012 and 2011, respectively.  Amortization of franchise fees was $139,713 and $441,045 for the three months ended March 31, 2012 and 2011, respectively.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

During the first quarter of 2012, the Company entered into a purchase and sale agreement to dispose of three hotels located in Twin Falls, ID for a purchase price of $16.5 million.  As a result of entering into this agreement, we have recorded an impairment loss of approximately $932,000 for those consolidated assets as the anticipated net proceeds are less than the carrying value.

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

As a part of routine procedures, we periodically review hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.  During the period, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio and our land held for development to identify properties which we believe are either non-core or no longer complement the business as required by FASB ASC 360.  We have reclassified three hotels located in Twin Falls, ID as held for sale as we have entered into a purchase and sale agreement on these hotels and plan to close on the sale during the second quarter of 2012.  (see Note 5 for discontinued operations)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Assets and liabilities held for sale consisted of the following as of March 31, 2012:

2012

Land	$2,744,033
Building	11,853,540
Furniture, fixtures and equipment	1,303,864
$15,901,437

Accounts payable	$21,706
Accrued expenses	286,556
Mortgage	5,655,698
$5,963,960

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

Income Taxes

We elected to be taxed as a REIT under the Code commencing with our short taxable year ending December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless we satisfy certain relief provisions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

NOTE 2 -                      EQUITY

Common Shares

On February 14, 2011, the Company completed an underwritten public offering of 27,274,000 common shares, par value of $.01 per share.  Upon completion of the offering, the Company issued 4,000 common shares to our independent directors pursuant to the 2011 Equity Incentive Plan.  Effective February 14, 2011, the Company granted options to purchase 940,000 common shares (see Note 7).  The Company paid dividends of $.1125 per share on February 28, 2012.

Preferred Shares

On October 28, 2011, the Company completed an underwritten public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock, par value of $.01 per share.  Dividends are payable quarterly in arrears on or about the last day of February, May, August and November of each year.  The Company paid dividends of $.578125 per share on February 28, 2012.

NOTE 3 -                      ACQUISITIONS

We acquired five hotels during 2011. We purchased the Homewood Suites in Ridgeland, MS on April 15, 2011 for approximately $7.3 million, the Staybridge Suites in Glendale, CO on April 27, 2011 for approximately $10.0 million, the Holiday Inn in Duluth, GA on April 27, 2011 for approximately $7.0 million, and the Hilton Garden Inn in Duluth, GA for approximately $13.4 million on May 25, 2011.  We purchased the Courtyard by Marriott in El Paso, TX on July 28, 2011 for approximately $12.4 million.  The purchases were financed with borrowings under our revolving credit facility.  We did not acquire any intangibles or assume any debt related to these five acquisitions.

We have acquired three hotels during the first quarter of 2012.  We purchased the Courtyard by Marriott in Atlanta, GA on January 12, 2012 for approximately $28.5 million, the Hilton Garden Inn in Birmingham, AL for approximately $11.5 million on February 28, 2012, and another Hilton Garden Inn in Birmingham, AL for approximately $8.6 million on February 28, 2012.  The allocations of fair value for the assets acquired and liabilities assumed for the Courtyard by Marriott in Atlanta, GA are estimated based on available information, however, we are still in the process of finalizing our accounting for this transaction.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

The following table illustrates our initial allocation of the aggregated purchase prices for the hotel acquisitions discussed above during 2011 and 2012:

	2012	2011
	(in thousands)	(in thousands)

Land	$4,850	$7,254
Hotel buildings and improvements	40,950	41,368
Furniture, fixtures and equipment	2,825	1,428
Current assets	187	365
Total assets acquired	$48,812	$50,415
Current liabilities	63	398
Debt acquired	19,011	-
Total liabilities acquired	19,074	398
Net assets acquired	$29,738	$50,017

Total revenues and net income (loss) for the three months ended March 31, 2012 of hotels acquired during the three months ended March 31, 2012 and the year ended December 31, 2011, included in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2012, were as follows (in thousands):

For the three months ended
2012 Acquisitions	March 31, 2012
Revenue	$1,781
Net income	$385

For the three months ended
2011 Acquisitions	March 31, 2012
Revenue	$3,972
Net income	$601

The following unaudited condensed pro forma financial information presents the results of operations as if the 2012 and 2011 acquisitions had taken place on January 1, 2011.  The condensed pro forma financial information excludes discontinued operations and is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had taken place on January 1, 2011, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information, excluding discontinued operations, is as follows (in thousands, except per share data):

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

	For the three months ended
	March 31, 2012	March 31, 2011
Revenue	$41,091	$37,961
Net income (loss)	$(4,095)	$(8,210)
Net income (loss) per share
attributable to common
shareholders - basic and diluted	$(0.11)	$(0.22)

NOTE 4 -                      DEBT OBLIGATIONS

Mortgage loans and notes payable at March 31, 2012 and December 31, 2011, are comprised of the following (dollars in millions):

	2012	2011
	(in millions)	(in millions)

Fixed-rate mortgage loans	$158.3	$122.6
Variable-rate mortgage loans	118.8	94.5
	$277.1	$217.1

On February 14, 2012, we refinanced the MetaBank loan of $7.0 million.  It now matures February 1, 2017, is amortized over approximately 17 years and bears an annual interest rate of 4.95%.  There is a prepayment penalty of 3% if the loan is paid off in the first two years, 2% in year 3 and 1% in years 4 and 5.  The loan is collateralized by a first mortgage lien on two hotels containing 197 rooms.

On March 2, 2012, we entered into a $5.55 million term loan with General Electric Capital Corporation to purchase the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.51%.  On the third anniversary of the notice, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $6.5 million note on the 130-unit Hilton Garden Inn in Birmingham, Alabama.

On March 2, 2012, we entered into a $6.5 million term loan with General Electric Capital Corporation to purchase the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.51%.  On the third anniversary of the notice, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $5.55 million note on the 95-unit Hilton Garden Inn in Birmingham, Alabama.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011.  The loans were consolidated into a single term loan with a principal balance of $67.5 million, maturity date of March 1, 2032, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by first mortgage liens on 16 properties containing 1,639 guestrooms. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 or March 1, 2029.  If the loan is repaid prior to maturity, other than if called by the lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. Pursuant to the consolidation, the mortgages on the Courtyard by Marriott, Missoula, MT and the Courtyard by Marriott, Memphis, TN were released and new mortgages were taken on the Country Inn & Suites and the Holiday Inn Express in Charleston, West Virginia.

On January 12, 2012, the Company entered into a $19.0 million term loan with Empire Financial Services, Inc.  The interest rate is 6.00% fixed.  The loan matures February 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Atlanta, Georgia. The loan carries a prepayment penalty of one percent (1%) for prepayments occurring before January 13, 2013.

NOTE 5 -                      DISCONTINUED OPERATIONS

The Company has reclassified its consolidated financial statements of operations for the three months ended March 31, 2012 and 2011 to reflect discontinued operations of three consolidated hotel properties classified as held for sale during this period pursuant to the plan for hotel dispositions.  This reclassification has no impact on the Company’s net income or the net income per share.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Condensed results of operations for these hotel properties included in discontinued operations are as follows:

	2012	2/14/11 to 3/31/11	1/1/11 to 2/13/11

REVENUE	$976,482	$516,293	$516,293

EXPENSES
Rooms	334,644	178,862	178,862
Other direct	113,705	66,916	66,916
Other indirect	293,771	145,799	145,798
Corporate general and administrative	18,165	10,214	-
Loss on impairment of assets	932,000	-	-
Depreciation and amortization	256,605	129,901	129,902
	1,948,890	531,692	521,478

INCOME FROM OPERATIONS	(972,408)	(15,399)	(5,185)

OTHER INCOME (EXPENSE)
Interest expense	(69,138)	-	(176,610)

INCOME (LOSS) BEFORE TAXES	(1,041,546)	(15,399)	(181,795)

INCOME TAX (EXPENSE) BENEFIT	15,236	-	(13,795)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$(1,026,310)	$(15,399)	$(195,590)

NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	$(277,322)	$(4,161)	$(52,851)
NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
COMMON STOCKHOLDERS/MEMBERS	$(748,988)	$(11,238)	$(142,739)

NOTE 6 -                      NONCONTROLLING INTERESTS

As of March 31, 2012, limited partners of the Operating Partnership other than the Company owned 10,100,000 Common Units representing an approximate 27% limited partnership interest in the Operating Partnership.  Beginning on or after February 14, 2012, pursuant to the limited partnership agreement, redemption rights of the limited partners other than the Company enable those limited partners, at their election, to cause the Operating Partnership to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of shares of the Company’s common stock at the time of redemption, or at the Company’s option, shares of the Company’s common stock, on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

The Company classifies these Common Units as noncontrolling interests as a component of permanent equity on the March 31, 2012 consolidated balance sheet. The share of net loss allocated to these Common Units is reported on the accompanying consolidated statement of operations for three months ended March 31, 2012 and the period of February 14, 2011 through March 31, 2011 as net loss attributable to noncontrolling interests. For the three months ended March 31, 2012 and the period from February 14, 2011 through March 31, 2011, no Common Units were redeemed.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

NOTE 7 -                      EQUITY-BASED COMPENSATION

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

Concurrent with the completion of the IPO, the Company granted options to purchase 940,000 shares of the Company’s common stock.  Options to purchase shares of common stock were granted with exercise prices equal to $9.75 per share, the fair value of the common stock on the date of grant.  Options vest on a ratable basis over a five year period following the date of grant and option terms are generally five to ten years following the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	940,000	$9.75	9.1	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at March 31, 2012	940,000	$9.75	8.9	$-	(1)
Exercisable at March 31, 2012	188,000	$9.75	-	$-

(1) Exercise price exceeds our market price at March 31, 2012.

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant.

NOTE 8 -                      EARNINGS (LOSS) PER SHARE

Diluted loss per share was the same as basic loss per share for the three months ended March 31, 2012 and 2011 as options to purchase 940,000 shares of common stock were anti-dilutive.

NOTE 9 -                      COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

We have entered into purchase agreements for the acquisition of several existing hotels and are currently engaged in performing due diligence investigations for some of properties.

In December 2011 and January 2012, arbitration hearings were held to determine our claim against Choice Hotels International, Inc. (“Choice”) that Choice wrongfully terminated 11 of our franchise agreements, and Choice’s counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.  On April 4, 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice is not entitled to recover liquidated damages in connection with the 11 hotels and that the Company did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded the Company damages in amount of $298,090 as full settlement of all claims submitted in the arbitration. Neither the Company nor Choice was entitled to recover attorney’s fees in connection with the matter.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

NOTE 10 -                      SUBSEQUENT EVENTS

On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the SpringHill Suites by Marriott in Scottsdale, Arizona with a $5.25 million term loan with GE Capital Financing Inc.  The interest rate is 6.05%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the SpringHill by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $9.75 million loan on the Courtyard by Marriott in Scottsdale, Arizona.

On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the Courtyard by Marriott in Scottsdale, Arizona with a $9.75 million term loan with GE Capital Financing Inc.  The interest rate is 6.05%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $5.25 million loan on the SpringHill Suites by Marriott in Scottsdale, Arizona.

Pursuant to the terms of the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, as amended, the holders of the Common Units, beginning on February 14, 2012, may exercise their right to tender their Common Units for redemption. Any Common Units tendered for redemption will be redeemed either for shares of our common stock, on a one-for-one basis, or a cash amount based upon a ten day average of the closing sale price of our common stock on the New York Stock Exchange. Pursuant to our prospectus filed with the Securities Exchange Commission on March 1, 2012, holders of 3,265,894 Common Units tendered their Common Units for redemption, and these were redeemed on a one-for-one basis with shares of our common stock on April 5, 2012.

On April 25, 2012, the Compensation Committee approved the elements of the 2012 executive compensation program. The key elements of the program are annual base salary, a cash bonus opportunity in the form of an incentive award made pursuant to the Company’s 2011 Equity Incentive Plan and equity incentives in the form of both time-based and performance-based stock awards granted pursuant to the Company’s 2011 Equity Incentive Plan.

On May 4, 2012, we entered into contractual arrangements to hedge against interest rate increases on approximately $29.5 million of our outstanding variable-rate indebtedness.

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

●	national, regional and local economic conditions;

●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

●	declines in occupancy, average daily rate and revenue per available room and other hotel operating metrics;

●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

●	financial condition of, and our relationships with, third-party property managers, franchisors and hospitality joint venture partners;

●	the degree and nature of our competition;

●	increased interest rates and operating costs;

●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

●	availability of and our ability to retain qualified personnel;

●	our failure to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, or the Code;

●	changes in our business or investment strategy;

●	availability, terms and deployment of capital;

●	general volatility of the capital markets and the market price of our shares of common stock;

●	environmental uncertainties and risks related to natural disasters; and

●	changes in real estate and zoning laws and increases in real property tax rates.

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

Overview

We focus exclusively on acquiring and owning premium-branded select-service hotels in the upper midscale and upscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired 8 hotels with a total of 942 guestrooms located in five states for purchase prices aggregating approximately $98.6 million. Currently, we own 73 hotels with a total of 7,469 guestrooms located in 20 states. Except for five hotels, which are subject to ground leases, we own our hotels in fee simple.  Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions. 52% of our guestrooms are located in the top 50 metropolitan statistical areas, or MSAs, and 74% are located within the top 100 MSAs.  The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place®).

Substantially all of our hotels (69 of our 73 hotels as of March 31, 2012) are managed by Interstate Management Company, LLC (“Interstate”) pursuant to a hotel management agreement between Interstate, its affiliates and certain of our TRS lessees.  In addition, our TRS lessees have entered into hotel management agreements with IHG Management (Maryland) LLC (“IHG Management”), an affiliate of IHG, pursuant to which IHG Management manages one hotel, with Courtyard Management Corporation (“Courtyard Management”), an affiliate of Marriott, pursuant to which Courtyard Management manages one hotel, and with HP Hotels Management Company, Inc. (“HP Hotels”), pursuant to which HP Hotels manages two of our hotels.  Our TRS lessees may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends.  Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment.  We are guardedly optimistic about macroeconomic conditions and their positive effect on demand for our guestrooms.  In addition, as a result of scarcity of financing, the severe United States recession and declining hotel industry fundamentals during 2008 and 2009, the current pipeline for new hotel development is limited.  Thus, we do not anticipate that we will experience a significant increase in the supply of new hotel rooms in our markets in the near term.

Our Portfolio

As of March 31, 2012, our portfolio consisted of 73 hotels with a total of 7,469 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 33 hotels containing 3,738 guestrooms are “upscale,” 32 hotels containing 3,110 guestrooms are “upper midscale” and eight hotels containing 621 guestrooms are “midscale.”  The following table sets forth certain information for our hotels by franchisor as of March 31, 2012:

Franchisor/Brand	Number of Hotels	Number of Rooms
Marriott
Courtyard by Marriott(1)	8	955
Fairfield Inn by Marriott	9	784
Fairfield Inn & Suites by Marriott	1	80
Residence Inn by Marriott	4	411
SpringHill Suites by Marriott	8	782
TownePlace Suites by Marriott	1	90
Subtotal	31	3,102
Hilton
DoubleTree by Hilton	1	127
Hampton Inn(2)	8	821
Hampton Inn & Suites	3	390
Hilton Garden Inn	4	467
Homewood Suites	1	91
Subtotal	17	1,896
IHG
Holiday Inn Express	3	248
Holiday Inn Express & Suites(2)	4	365
Holiday Inn	2	262
Staybridge Suites	2	213
Subtotal	11	1,088
Hyatt Hyatt Place	4	556
AmericInn
AmericInn®(2)	5	374
Starwood Aloft®	1	136
Carlson Country Inn & Suites By Carlson®	2	190
Independent Aspen Hotel & Suites(3)	2	127
Total	73	7,469

(1)	We own a 90% controlling interest in the Courtyard by Marriott hotel located in Atlanta, Georgia with the obligation to acquire the remaining 10% interest in approximately four years.
(2)
We have entered into as agreement to sell our three hotels located in Twin Falls, Idaho.  Accordingly, these hotels are held for sale and their operating results for the three months ended March 31, 2012 are included in discontinued operations.

(3)
Pursuant to a new franchise license agreement, we expect our 70-room Fort Worth, Texas Aspen Hotel & Suites to operate as a Fairfield Inn & Suites by Marriott upon completion of certain capital improvements, which are currently expected to be completed during the second quarter of 2012.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  Accordingly, we believe that a discussion of our results of operations for a partial quarter would not be meaningful, and we have therefore set forth a discussion comparing the results of our operations for the first quarter of 2012 to the combined operating results of our operations for the period from February 14, 2011 through March 31, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Results of Operations

Comparison of the Combined Operating Results of Our Company for the Three Months Ended March 31,
2012 to the Operating Results of Our Company and Our Predecessor for the Three Months Ended March 31,
2011

During the first quarter of 2012, we entered into a sale agreement to dispose of our three hotels located in Twin Falls, Idaho.  Accordingly, we have classified these hotels as held for sale and do not include their operating results in the discussion below.

The following table presents our results of operations for the three months ended March 31, 2012 and 2011 and includes the amount of change and percentage change between these periods:

	Company	Company	Our Predecessor	Combined	Period-over-Period
	Three Months Ended March 31, 2012	Period February 14, 2011 through March 31, 2011	Period January 1, 2011 through February 13, 2011	Three Months Ended March 31, 2011	Change
						%
Revenues:	$40,006	$18,293	$14,082	$32,375	$7,631	23.6%
Hotel operating expenses:	27,991	11,654	11,986	23,640	4,351	18.4%
Total expenses:	38,597	16,212	15,285	31,497	7,100	22.5%
Income from operations:	1,409	2,081	(1,203)	878	531	60.5%
Total other income (expense):	(3,455)	(3,507)	(4,482)	(7,989)	4,534	56.8%
Net income (loss):	$(2,805)	$(1,614)	$(6,207)	$(7,821)	$5,016	64.1%

Income from Operations. Income from operations increased by approximately $0.5 million to approximately $1.4 million for the three months ended March 31, 2012 from approximately $0.9 million for the three months ended March 31, 2011. This increase was primarily the result of an increase in same-store revenues due to the improving economy and hotel industry fundamentals, and accretive income from operations from the three hotels acquired in the first quarter of 2012, and five hotels acquired in 2011.

Revenue. The following tables set forth key operating metrics for our total portfolio (70 hotels as of March 31, 2012 and 62 hotels as of March 31, 2011) and for our same-store portfolio (62 hotels) for the three months ended March 31, 2012 and 2011 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended March 31, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (70 hotels)(4)	$40,006	64.9%	$93.93	$60.99
Same-Store Portfolio (62 hotels)	$34,251	64.2%	$92.01	$59.03

	Three Months Ended March 31, 2011
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total and Same-Store Portfolio (62 hotels)	$32,375	60.8%	$92.62	$56.30

	Percentage Change from Three Months Ended March 31, 2011 to Three Months Ended March 31, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (70 hotels and 62 hotels)(4)	23.6%	6.7%	1.4%	8.3%
Same-Store Portfolio (62 hotels)	5.8%	5.6%	(0.7%)	4.8%

(1)
Occupancy rate, or occupancy, represents the weighted-average percentage of available guestrooms that were sold during a specified period of time and is calculated by dividing the number of guestrooms sold by the total number of guestrooms available, expressed as a percentage.

(2)
Average daily rate, or ADR, represents the weighted-average rate paid for guestrooms sold, calculated by dividing room revenue (i.e., excluding food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services) by guestrooms sold.

(3)
Revenue per available room, or RevPAR, is the product of ADR and occupancy. RevPAR does not include food and beverage revenues or other hotel operations revenues such as telephone, parking and other guest services.

(4)
The information in the tables above for our total portfolio for the three months ended March 31, 2012 includes revenues from the three hotels we acquired during the first quarter of 2012 from the date of acquisition of each hotel through March 31, 2012 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full three months of operations for each of the hotels acquired in the first quarter of 2012.  Furthermore, the tables do not include the operating results in any period of our three hotels that are deemed held for sale as of March 31, 2012.

Hotel operating revenues, including room and other hotel operations revenue, increased $7.6 million, from $32.4 million in 2011 to $40.0 million in 2012.  The increase in revenues is due to an increase in same-store revenues of $1.9 million due to the improving economy and hotel industry fundamentals, and accretive revenues of $5.7 million from the three hotels acquired in the first quarter of 2012 and five hotels acquired in 2011.

Hotel Operating Expenses. Hotel operating expenses increased by $4.4 million from $23.6 million in 2011 to $28.0 million in 2012.  The increase is primarily due to the $1.9 million of hotel operating expenses generated by the five hotel properties acquired in 2011 and three hotels acquired during the first quarter of 2012.  In addition, the increase in same-store hotel operating expenses is due to $2.5 million of variable costs related to the increase in revenue.  Expenses at the same-store hotels declined as a percentage of revenue from 72.7% in the first quarter of 2011 to 70.5% in the first quarter of 2012 due to stability in expenses despite increasing revenues at the hotels.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.6 million, from $6.6 million in 2011 to $8.2 million in 2012, primarily due to the additional depreciation associated with eight newly acquired hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased by $0.5 million from $1.3 million in 2011 to $1.8 million in 2012.  These expenses were substantially new and include expenses following the IPO related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO. In addition, we incurred $0.2 million of legal expenses during the first quarter of 2012 related to the arbitration with Choice Hotels International, Inc.

Other Income/Expense.  The approximately $4.5 million decrease in other income (expense) was the result of a $4.5 million decline in interest expense due to significantly lower indebtedness levels in 2012 than 2011.  Following our IPO, the company paid off approximately $223.7million of indebtedness with proceeds of the IPO and concurrent private placement.  In addition to the significantly higher interest costs on indebtedness incurred in the first quarter 2011, the company paid approximately $2.6 million in defeasance and exit fees related to that payoff in the first quarter of 2011.

   Cash Flows

Net cash provided by operating activities increased approximately $1.0 million for the three months ended March 31, 2012 compared to the prior-year period largely due to improved net income resulting from increasing revenues.  The $53.4 million increase in net cash used in investing activities for the three months ended March 31, 2012 compared to the prior-year period was the result of $48.7 million in land and hotel acquisitions in the three months ended March 31, 2012 with no properties acquired during the same period in 2011.  In addition, purchases of other property and equipment increased by $3.7 million from $3.1 million the first quarter of 2011 to $6.8 million during the first quarter of 2012, reflecting increased remodeling activity on the same-store hotel portfolio.  The $45.2 million increase in net cash provided by financing activities for the three months ended March 31, 2012 compared to the prior-year period was due to proceeds from issuance of new debt in the first quarter of 2012.  In the first quarter of 2011, the company generated $241.3 million from the receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations of approximately $225.2 million and distributions paid by our predecessor to its members prior to our IPO of $8.3 million.

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

Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in the 150 unit Courtyard by Marriott hotel in Atlanta, Georgia for a purchase price of approximately $28.5 million, or approximately $190,000 per key.  Upon expiration of tax credits related to the hotel in approximately four years, we are obligated to take assignment of the remaining ownership of the hotel for approximately $400,000.We expect to perform a minor renovation of approximately $230,000, for a combined purchase price and renovation cost of approximately $191,500 per key.  We funded the purchase price of this acquisition with a term loan with Empire Financial with a principal balance of $19.0 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility. We engaged Courtyard Management to manage the hotel pursuant to a hotel management agreement.

On February 28, 2012, we purchased from an unaffiliated third party a 95 unit Hilton Garden Inn hotel in Birmingham, Alabama for a purchase price of approximately $8.625 million, or approximately $90,789 per key.  We expect to perform approximately $1 million of renovations to the hotel for a combined purchase and renovation cost of approximately $101,300 per key.  We funded the purchase price of this acquisition with a term loan with a principal balance of $6.4 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility.  We engaged HP Hotels to manage the hotel pursuant to a hotel management agreement.

On February 28, 2012, we purchased from an unaffiliated third party a 130 unit Hilton Garden Inn hotel in Birmingham, Alabama for a purchase price of approximately $11.5 million, or approximately $88,461 per key.  We expect to perform approximately $400,000 of renovations to the hotel for a combined purchase and renovation cost of approximately $92,000 per key.  We funded the purchase price for this acquisition with a term loan with a principal balance of $7.9 million and a draw on our secured revolving credit facility of approximately $4.0 million.  We engaged HP Hotels to manage the hotel pursuant to a hotel management agreement.

Dispositions

In the first quarter of 2012, we entered into a sale agreement to dispose of the Hampton Inn, Holiday Inn Express and AmericInn hotels located in Twin Falls, Idaho.  The aggregate sale price is $16.5 million.  The sale is anticipated to close on May 16, 2012.  Accordingly, these hotels are presented as held for sale as of March 31, 2012.

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

Since January 1, 2012, we have refinanced $76.5 million of our existing debt that would otherwise have matured or been callable during 2012, leaving approximately $28.3 million of debt (approximately 10.2% of our outstanding debt) that matures prior to December 31, 2013.  It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance. Although we believe that we will be able to refinance these loans or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to certain financial covenants.

During the first quarter of 2012 we have spent approximately $7.9 million, of the $23.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at our 62 same-store hotels.  During 2012, we have spent approximately $0.5 million, of the $6.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at the five hotels acquired during 2011 and three hotels acquired during the first quarter of 2012.

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

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain.  We generally intend to distribute at least 100% of our REIT taxable income to avoid tax on undistributed income. Therefore, we will need to raise additional capital in order to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional capital on terms acceptable to us, if at all. We anticipate that debt we incur in the future may include, as does our current debt, restrictions (including lockbox and cash management provisions) that under certain circumstances may limit or prohibit Summit OP and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

Outstanding Indebtedness

As of March 31, 2012, we had approximately $277.1 million in outstanding indebtedness secured by mortgages on 65 hotels and eight hotels unencumbered by mortgage debt, including  hotels containing 432 guestrooms operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt).

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During the first quarter 2012, we financed our long-term growth with debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

$125 Million Senior Secured Revolving Credit Facility

Summit OP, as borrower, and Summit REIT, as guarantor, entered into a $125.0 million senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank, and U.S. Bank National Association.   The facility matures April 29, 2014, with an option to extend for one additional year if we meet certain requirements. The terms of the credit facility, as amended, are described in the summary below.

Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 55% of the aggregate appraised value of the borrowing base assets and (3) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of March 31, 2012, 25 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $93.9 million, of which approximately $50.5 million is available to borrow as of March 31, 2012.

We pay interest on the periodic advances under the $125.0 million revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, subject to a floor of 0.50%, plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin depends upon the ratio of our outstanding consolidated total indebtedness to EBITDA.  The LIBOR margin ranges from 2.50% to 3.50%, and the base rate margin ranges from 1.50% to 2.50%.

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets and Summit Hotel TRS II, LLC, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets. The borrowing base assets are as follows:

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

As of May 10, 2012, we have $49.4 million outstanding under the credit facility, and a total remaining availability of $44.5 million.

Other Outstanding Indebtedness

As of March 31, 2012, we had approximately $277.1 million in outstanding indebtedness, including approximately $43.4 million outstanding under our revolving credit facility, and eight hotels unencumbered by mortgage debt.  As of May 10, 2012, we have approximately $282.2 million in outstanding indebtedness, including  approximately $49.4 million outstanding under  our revolving credit facility,  and eight hotels unencumbered by mortgage debt, including hotels with 432 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. We intend to secure or assume term loan financing or use the secured credit facility, together with other sources of financing, to fund future acquisitions.  We may not succeed in obtaining new financing on favorable terms or at all and we cannot predict the size or terms of the financing if we are able to obtain it. Our failure to obtain new financing could adversely affect our ability to grow our business.

The following table sets forth our mortgage debt obligations that were outstanding as of March 31, 2012 (dollars in thousands):

Lender	Collateral	Outstanding Principal Balance as of March 31, 2012	Interest Rate as of March 31, 2012(1)	Amortization (years)	Maturity Date

Chambers Bank	Aspen Hotel & Suites, Fort Smith, AR	$1,484	6.50%	20	06/24/12

Bank of the Ozarks(2)	Hyatt Place, Portland, OR	6,307	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12(2)

BNC National Bank(3)	Hampton Inn & Suites, Fort Worth, TX	5,467	5.01%	20	11/01/13

First National Bank of Omaha(4)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	23,547	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

General Electric Capital Corp.(5)	Country Inn & Suites, San Antonio, TX	10,788	90-day LIBOR +3.50%	25	04/01/14

BNC National Bank(3)	Holiday Inn Express & Suites, Twin Falls, ID	5,656	4.81%	20	04/01/16

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	14,577	5.67%	25	07/06/16

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	6,984	4.95%	17	02/01/17(6)

Empire Financial Services, Inc.(7)	Courtyard by Marriott, Atlanta, GA	18,984	6.00%	25	02/01/17

General Electric Capital Corp. (8)	Hilton Garden Inn (Lakeshore), Birmingham, AL	5,550	5.51%	25	04/01/17

General Electric Capital Corp. (9)	Hilton Garden Inn (Liberty Park), Birmingham, AL	6,500	5.51%	25	04/01/17

National Western Life(10)	SpringHill Suites by Marriott, Scottsdale, AZ	5,000	8.0%	17	01/01/15

National Western Life(11)	Courtyard by Marriott, Scottsdale, AZ	8,083	8.0%	17	01/01/15

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	15,878	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(5)	SpringHill Suites by Marriott, Denver, CO	8,247	90-day LIBOR + 3.50%	20	04/01/18

General Electric Capital Corp.(5)	DoubleTree Hotel, Baton Rouge, LA	10,648	90-day LIBOR + 3.50%	25	03/01/19

Bank of the Cascades	Residence Inn by Marriott, Portland, OR	12,489	4.66%(12)	25	09/30/21

Lender	Collateral	Outstanding Principal Balance as of March 31, 2012	Interest Rate as of March 31, 2012(1)	Amortization (years)	Maturity Date
ING Investment Management(13)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Hampton Inn & Suites, El Paso, TX Hampton Inn, Fort Smith, AR Hilton Garden Inn, Ft. Collins, CO Springhill Suites, Flagstaff, AZ Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Country Inn & Suites, Charleston, WV Holiday Inn Express, Charleston, WV Staybridge Suites, Ridgeland, MS Residence Inn by Marriott, Ridgeland, MS	$67,500	6.10%	20	03/01/32(13)

Secured Revolving Credit Facility	See “--$125 Million Senior Secured Revolving Credit Facility” above	43,426	See “--$125 Million Senior Secured Revolving Credit Facility” above	N/A	04/29/14

Total		$277,115

(1)	As of March 31, 2012, the Prime rate was 3.25% and 90-day LIBOR was 0.478%.

(2)	The maturity date may be extended to June 20, 2014 based on the exercise of two, one-year extension options, subject to the satisfaction of certain conditions.

(3)	The two BNC loans are cross-defaulted.

(4)
Evidenced by three promissory notes, the loan secured by the Hyatt Place located in Atlanta, Georgia has a maturity date of February 1, 2014. The three promissory notes are cross-defaulted and cross-collateralized.

(5)
Three of the GECC loans are cross-defaulted. All three loans became subject to a prepayment penalty equal to 2% of the principal repaid prior to August 1, 2012, 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter. In addition to the mortgages securing each of the loans, GECC has additional mortgages on the Jacksonville, FL Aloft, Las Colinas, TX Hyatt Place and Boise, ID Fairfield Inn, each of which may be released upon realization of certain financial covenants.

(6)
On February 14, 2012, we refinanced this loan.  It now matures February 1, 2017, is amortized over approximately 17 years and bears an annual interest rate of 4.95%.  There is a prepayment penalty of 3% if the loan is paid off in the first two years, 2% in year 3 and 1% in years 4 and 5.  The loan is collateralized by a first mortgage lien on two hotels containing 197 rooms.

(7)
On January 12, 2012, Carnegie Hotels, LLC, an entity of which we own 90% of the ownership interests, entered into a $19.0 million term loan with Empire Financial Services, Inc.  The interest rate is 6.00% fixed.  The loan matures February 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Atlanta, Georgia. The loan carries a prepayment penalty of one percent (1%) for prepayments occurring before January 13, 2013.

(8)
On March 2, 2012, we entered into a $5.55 million term loan with General Electric Capital Corporation to purchase the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.51%.  On the third anniversary of the notice, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $6.5 million loan on the 130-unit Hilton Garden Inn in Birmingham, Alabama.

(9)
On March 2, 2012, we entered into a $6.5 million term loan with General Electric Capital Corporation to purchase the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.51%.  On the third anniversary of the notice, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $5.55 million loan on the 95-unit Hilton Garden Inn in Birmingham, Alabama.

(10)
On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the SpringHill Suites by Marriott in Scottsdale, Arizona with a $5.25 million term loan with GE Capital Financing Inc.  The interest rate is 6.05%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the SpringHill by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $9.75 million loan on the Courtyard by Marriott in Scottsdale, Arizona.

(11)
On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the Courtyard by Marriott in Scottsdale, Arizona with a $9.75 million term loan with GE Capital Financing Inc.  The interest rate is 6.05%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $5.25 million loan on the SpringHill Suites by Marriott in Scottsdale, Arizona.

(12)
The loan carries a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

(13)
On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity, which four loans collectively had an aggregate outstanding balance of approximately $69.5 million as of December 31, 2011.  The loans were consolidated into a single term loan with a principal balance of $67.5 million, maturity date of March 1, 2032, amortized over 20 years and bearing an annual interest rate of 6.10%, collateralized by first mortgage liens on16 properties containing 1,639 guestrooms. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 or March 1, 2029.  If the loan is repaid prior to maturity, other than if called by the lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. Pursuant to the consolidation, the mortgages on the Courtyard by Marriott, Missoula, MT and the Courtyard by Marriott, Memphis, TN were released and new mortgages were taken on the Country Inn & Suites and the Holiday Inn Express in Charleston, West Virginia.

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

Capital Expenditures

During the first quarter of 2012 we have spent approximately $7.9 million, of the $23.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at our 62 same-store hotels.  During 2012, we have spent approximately $0.5 million, of the $6.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at the five hotels acquired during 2011 and three hotels acquired during the first quarter of 2012.  We currently have renovations underway at four of our hotels.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of March 31, 2012 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$325.3	$23.2	$113.3	$71.0	$117.8
Operating Lease obligations	37.4	0.4	0.9	1.0	35.1
Total	$362.7	$23.6	$114.2	$72.0	$152.9

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

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. Our primary interest rate exposures are to the 30-day LIBOR rate, the 90-day LIBOR rate and the Prime rate. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.  On May 4, 2012, we entered into contractual arrangements to hedge against interest rate increases on approximately $29.5 million of our outstanding variable-rate indebtedness.

As of March 31, 2012, approximately 57.1%, or approximately $158.3 million, of our debt bore fixed interest rates and approximately 42.9%, or approximately $118.8 million bore variable interest rates. Assuming no increase in the amount of our variable rate debt, and considering our hedging arrangements and the existing floor interest rates on several of our loans, if the index rates on our variable rate debt were to increase by 100 basis points, our cash flow would decrease by approximately $0.5 million per year

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $14.0 million of our long-term debt will mature during the next 12 months, which amount includes $6.2 million amortizing principal paid in regular monthly payments and $7.8 million of balloon payments on our existing debt as the loans mature.  Of the $7.8 million of maturing loans, approximately $1.5 million bears fixed interest rates and $6.3 million bears variable interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

           In December 2011 and January 2012, arbitration hearings were held to determine our claim against Choice Hotels International, Inc. (“Choice”) that Choice wrongfully terminated 11 of our franchise agreements, and Choice’s counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement.

On April 4, 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice is not entitled to recover liquidated damages in connection with the 11 hotels and that the Company did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded the Company damages in amount of $298,090 as full settlement of all claims submitted in the arbitration. Neither the Company nor Choice was entitled to recover attorney’s fees in connection with the matter.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1
Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.2†	Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers
10.3†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.4†	Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 15, 2012	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

		By:	Summit Hotel GP, LLC, its general partner

			By:	Summit Hotel Properties, Inc., its sole member

Date:	May 15, 2012			By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.2†	Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers
10.3†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.4†	Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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