Form 10-Q
period 2012-06-30
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2012-08-09
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 5, 2012, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 31,501,219 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 37,586,027, including Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended June 30, 2012 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor.  Also, on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units.  On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”).  As of June 30, 2012, Summit REIT owned approximately 81.8% of the issued and outstanding Common Units, including the sole general partnership interest held by the General Partner.  As of June 30, 2012, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”).  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining interests in Summit OP are owned by third parties, including the former members of our predecessor.

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

As of June 30, 2012, Summit REIT’s only material assets were its ownership of Common Units and Series A Preferred Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of June 30, 2012, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Series A Preferred Units.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

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

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements.

	Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC (Predecessor)
	Condensed Consolidated Balance Sheets — June 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations (unaudited) — Three and Six Months Ended	2
	June 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three and Six Months	3
	Ended June 30, 2012 and 2011
	Condensed Consolidated Statements of Changes in Equity (unaudited) —Six Months Ended	4
	June 30, 2012
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended	5
	June 30, 2012 and 2011

	Summit Hotel OP, LP and Summit Hotel Properties, LLC (Predecessor)
	Condensed Consolidated Balance Sheets — June 30, 2012 (unaudited) and December 31, 2011	7
	Condensed Consolidated Statements of Operations (unaudited) — Three and Six Months Ended	8
	June 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three and Six Months	9
	Ended June 30, 2012 and 2011
	Condensed Consolidated Statements of Changes in Equity (unaudited) —Six Months Ended	10
	June 30, 2012
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended	11
	June 30, 2012 and 2011
	Notes to Condensed Consolidated Financial Statements	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4.	Controls and Procedures.	47
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings.	48

Item 1A.	Risk Factors.	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 3.	Defaults Upon Senior Securities.	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information.	49

Item 6.	Exhibits.	50

PART I — FINANCIAL INFORMATION

Item 1.               Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$11,623,207	$10,537,132
Restricted cash	3,107,998	1,464,032
Trade receivables	6,946,025	3,424,630
Prepaid expenses and other	3,329,337	4,268,393
Land held for development	19,006,473	20,294,973
Assets held for sale	1,629,412	-
Property and equipment, net	558,546,155	498,876,238
Deferred charges and other assets, net	9,574,069	8,923,906
Deferred tax benefit	2,971,350	2,195,820
Other assets	4,758,390	4,019,870
TOTAL ASSETS	$621,492,416	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,933,060	$1,670,994
Derivative liabilities	280,841	-
Liabilities related to assets held for sale	55,410	-
Accrued expenses	15,351,899	15,781,577
Mortgages and notes payable	298,432,922	217,103,728
TOTAL LIABILITIES	316,054,132	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
2,000,000 issued and outstanding	20,000	20,000
Common stock, $.01 par value per share, 450,000,000 shares authorized,
30,756,089 and 27,278,000 issued and oustanding, respectively	307,561	272,780
Additional paid-in capital	279,911,652	288,902,331
Accumulated other comprehensive income (loss)	(228,980)	-
Accumulated deficit and distributions	(21,666,806)	(11,020,151)
Total stockholders' equity	258,343,427	278,174,960
Noncontrolling interest	47,094,857	41,273,735
TOTAL EQUITY	305,438,284	319,448,695

TOTAL LIABILITIES AND EQUITY	$621,492,416	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Summit Hotel Properties, Inc.			Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 06/30/12	Three months ended 06/30/11	Six months ended 06/30/12	Period 2/14/11 through 6/30/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$46,153,920	$36,233,265	$85,069,804	$54,008,560	$13,761,984
Other hotel operations revenue	1,126,223	763,619	2,121,149	1,125,918	330,251
Total Revenue	47,280,143	36,996,884	87,190,953	55,134,478	14,092,235

EXPENSES
Hotel operating expenses
Rooms	13,318,174	11,252,600	25,046,345	15,925,611	4,783,081
Other direct	5,274,760	4,856,876	10,025,519	6,934,125	2,533,904
Other indirect	12,617,580	8,849,929	23,801,932	13,610,269	4,521,906
Other	232,318	201,047	443,004	274,085	73,038
Total hotel operating expenses	31,442,832	25,160,452	59,316,800	36,744,090	11,911,929
Depreciation and amortization	8,143,923	6,546,156	16,332,359	9,827,698	3,288,931
Corporate general and administrative:
Salaries and other compensation	711,770	699,014	1,523,408	1,066,032	-
Other	912,622	751,749	1,772,117	1,513,482	-
Equity based compensation	388,695	175,656	514,569	302,484	-
Loan transaction costs	423,110	-	423,110	-	-
Hotel property acquisition costs	747,295	-	1,327,233	-	-
Total Expenses	42,770,247	33,333,027	81,209,596	49,453,786	15,200,860

INCOME (LOSS) FROM OPERATIONS	4,509,896	3,663,857	5,981,357	5,680,692	(1,108,625)

OTHER INCOME (EXPENSE)
Interest income	300	10,280	1,691	14,227	7,139
Other income	474,576	-	474,576	-	-
Interest expense	(4,270,723)	(2,923,852)	(7,699,198)	(6,416,058)	(4,477,631)
Gain (loss) on disposal of assets	(186,589)	(36,031)	(186,589)	(36,031)	-
Gain (loss) on derivatives	(1,012)	-	(1,012)	-	-
Total Other Income (Expense)	(3,983,448)	(2,949,603)	(7,410,532)	(6,437,862)	(4,470,492)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	526,448	714,254	(1,429,175)	(757,170)	(5,579,117)

INCOME TAX (EXPENSE) BENEFIT	144,101	(329,981)	411,856	(497,655)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	670,549	384,273	(1,017,319)	(1,254,825)	(5,904,356)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,027,340)	219,588	(2,144,282)	244,565	(302,200)

NET INCOME (LOSS)	(356,791)	603,861	(3,161,601)	(1,010,260)	(6,206,556)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(274,942)	163,042	(1,345,270)	(272,770)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT
HOTEL PROPERTIES, INC./PREDECESSOR	(81,849)	440,819	(1,816,331)	(737,490)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(2,312,500)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON	$(1,238,099)	$440,819	$(4,128,831)	$(737,490)	$(6,206,556)
STOCKHOLDERS/MEMBERS

Basic and diluted net income (loss) per share
from continuing operations:	$(0.01)	$0.01	$(0.08)	$(0.04)
Basic and diluted net income (loss) per share
from discontinued operations:	(0.03)	0.01	(0.06)	0.01
Basic and diluted net income (loss) per share:	$(0.04)	$0.02	$(0.14)	$(0.03)
Weighted-average common shares outstanding:
Basic and diluted	30,553,158	27,278,000	28,915,579	27,278,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Summit Hotel Properties, Inc.			Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 06/30/12	Three months ended 06/30/11	Six months ended 06/30/12	Period 2/14/11 through 6/30/11	Period 1/1/11 through 2/13/11

NET INCOME (LOSS)	$(356,791)	$603,861	$(3,161,601)	$(1,010,260)	$(6,206,556)

Comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(279,829)	-	(279,829)	-	-
Total comprehensive income (loss)	(279,829)	-	(279,829)	-	-

COMPREHENSIVE INCOME (LOSS)	(636,620)	603,861	(3,441,430)	(1,010,260)	(6,206,556)

NET COMPREHENSIVE INCOME (LOSS)
ATTRIBUTABLE TO NONCONTROLLING INTEREST	(325,791)	-	(1,396,119)	-	-

NET COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO SUMMIT HOTEL PROPERTIES, INC./PREDECESSOR	(310,829)	603,861	(2,045,311)	(1,010,260)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(2,312,500)	-	-

NET COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS/MEMBERS	$(1,467,079)	$603,861	$(4,357,811)	$(1,010,260)	$(6,206,556)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012

	# of Shares		# of Shares			Accumulated Other	Accumulated	Total
	of Preferred	Preferred	of Common	Common	Additional	Comprehensive	Deficit and	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Paid-InCapital	Income (Loss)	Distributions	Equity	Interest	Equity

BALANCES, JANUARY 1, 2012	2,000,000	$20,000	27,278,000	$272,780	$288,902,331	$-	$(11,020,151)	$278,174,960	$41,273,735	$319,448,695

Summit Hotel Properties, Inc.
Registration and offering costs	-	-	-	-	(348,608)	-	-	(348,608)	-	(348,608)
Common stock redemption of common units	-	-	3,270,062	32,701	(9,061,055)	-	-	(9,028,354)	9,028,354	-
Dividends paid	-	-	-	-	-	-	(8,830,324)	(8,830,324)	(1,904,618)	(10,734,942)
Stock awards	-	-	208,027	2,080	(2,080)	-	-	-	-	-
Equity-based compensation	-	-	-	-	421,064	-	-	421,064	93,505	514,569
Comprehensive income (loss)	-	-	-	-	-	(228,980)	-	(228,980)	(50,849)	(279,829)
Net income (loss)	-	-	-	-	-	-	(1,816,331)	(1,816,331)	(1,345,270)	(3,161,601)

BALANCES, JUNE 30, 2012	2,000,000	$20,000	30,756,089	$307,561	$279,911,652	$(228,980)	$(21,666,806)	$258,343,427	$47,094,857	$305,438,284

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(3,161,601)	$(7,216,816)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	16,657,621	13,678,039
Amortization of prepaid lease	23,700	23,700
Loss on impairment of assets	2,098,000	-
Equity-based compensation	514,569	302,484
Deferred tax benefit	(775,530)	-
(Gain) loss on derivatives	1,012	-
(Gain) loss on disposal of assets	186,589	36,031
Changes in operating assets and liabilities:
Trade receivables	(3,183,395)	(1,819,323)
Prepaid expenses and other	939,056	3,239,939
Accounts payable and related party accounts payable	270,517	(694,799)
Income tax receivable	(16,566)	-
Accrued expenses	(617,719)	3,531,328
Restricted cash released (funded)	201,291	224,124

NET CASH PROVIDED BY (USED IN)	13,137,544	11,304,707
OPERATING ACTIVITIES
INVESTING ACTIVITIES
Land and hotel acquisitions	(50,525,000)	(37,700,000)
Purchases of other property and equipment	(11,665,820)	(11,147,843)
Proceeds from asset dispositions, net of closing costs	16,786,568	357,843
Restricted cash released (funded)	(1,845,257)	685,035

NET CASH PROVIDED BY (USED IN)	(47,249,509)	(47,804,965)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	127,085,266	57,882,528
Principal payments on debt	(78,859,072)	(226,599,060)
Financing fees on debt	(1,944,604)	(3,641,499)
Proceeds from equity offerings, net of offering costs	(348,608)	240,855,458
Distributions to members and dividends paid	(10,734,942)	(10,385,448)

NET CASH PROVIDED BY (USED IN)	35,198,040	58,111,979
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,086,075	21,611,721

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$11,623,207	$29,589,139

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$7,656,874	$12,122,358

Cash payments for state income taxes, net of refunds	$316,837	$568,967

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$11,623,207	$10,537,132
Restricted cash	3,107,998	1,464,032
Trade receivables	6,946,025	3,424,630
Prepaid expenses and other	3,329,337	4,268,393
Land held for development	19,006,473	20,294,973
Assets held for sale	1,629,412	-
Property and equipment, net	558,546,155	498,876,238
Deferred charges and other assets, net	9,574,069	8,923,906
Deferred tax benefit	2,971,350	2,195,820
Other assets	4,758,390	4,019,870
TOTAL ASSETS	$621,492,416	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,933,060	$1,670,994
Derivative liabilities	280,841	-
Liabilities related to assets held for sale	55,410	-
Accrued expenses	15,351,899	15,781,577
Mortgages and notes payable	298,432,922	217,103,728
TOTAL LIABILITIES	316,054,132	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Partners' equity:
Summit Hotel Properties, Inc., 30,756,089 and 27,278,000 common units
outstanding, respectively, and 2,000,000 preferred units outstanding	258,343,427	278,174,960
Unaffiliated limited partners, 6,829,938 and 10,100,000 common units
outsanding, respectively	47,094,857	41,273,735
TOTAL EQUITY	305,438,284	319,448,695

TOTAL LIABILITIES AND EQUITY	$621,492,416	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Summit Hotel OP, LP			Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 06/30/12	Three months ended 06/30/11	Six months ended 06/30/12	Period 2/14/11 through 06/30/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$46,153,920	$36,233,265	$85,069,804	$54,008,560	$13,761,984
Other hotel operations revenue	1,126,223	763,619	2,121,149	1,125,918	330,251
Total Revenue	47,280,143	36,996,884	87,190,953	55,134,478	14,092,235

EXPENSES
Hotel operating expenses
Rooms	13,318,174	11,252,600	25,046,345	15,925,611	4,783,081
Other direct	5,274,760	4,856,876	10,025,519	6,934,125	2,533,904
Other indirect	12,617,580	8,849,929	23,801,932	13,610,269	4,521,906
Other	232,318	201,047	443,004	274,085	73,038
Total hotel operating expenses	31,442,832	25,160,452	59,316,800	36,744,090	11,911,929
Depreciation and amortization	8,143,923	6,546,156	16,332,359	9,827,698	3,288,931
Corporate general and administrative:
Salaries and other compensation	711,770	699,014	1,523,408	1,066,032	-
Other	912,622	751,749	1,772,117	1,513,482	-
Equity based compensation	388,695	175,656	514,569	302,484	-
Loan transaction costs	423,110	-	423,110	-	-
Hotel property acquisition costs	747,295	-	1,327,233	-	-
Total Expenses	42,770,247	33,333,027	81,209,596	49,453,786	15,200,860

INCOME (LOSS) FROM OPERATIONS	4,509,896	3,663,857	5,981,357	5,680,692	(1,108,625)

OTHER INCOME (EXPENSE)
Interest income	300	10,280	1,691	14,227	7,139
Other income	474,576	-	474,576	-	-
Interest expense	(4,270,723)	(2,923,852)	(7,699,198)	(6,416,058)	(4,477,631)
Gain (loss) on disposal of assets	(186,589)	(36,031)	(186,589)	(36,031)	-
Gain (loss) on derivatives	(1,012)	-	(1,012)	-	-

Total Other Income (Expense)	(3,983,448)	(2,949,603)	(7,410,532)	(6,437,862)	(4,470,492)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	526,448	714,254	(1,429,175)	(757,170)	(5,579,117)

INCOME TAX (EXPENSE) BENEFIT	144,101	(329,981)	411,856	(497,655)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	670,549	384,273	(1,017,319)	(1,254,825)	(5,904,356)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,027,340)	219,588	(2,144,282)	244,565	(302,200)

NET INCOME (LOSS)	(356,791)	603,861	(3,161,601)	(1,010,260)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(2,312,500)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	(1,513,041)	603,861	(5,474,101)	(1,010,260)	(6,206,556)

Basic and diluted net income (loss) per unit
from continuing operations:	$(0.01)	$0.01	$(0.09)	$(0.04)
Basic and diluted net income (loss) per unit
from discontinued operations:	(0.03)	0.01	(0.06)	0.01
Basic and diluted net income (loss) per unit:	$(0.04)	$0.02	$(0.15)	$(0.03)
Weighted-average common units outstanding:
Basic and diluted	37,383,096	37,378,000	37,380,548	37,378,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Summit Hotel OP, LP			Summit Hotel OP, LP	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 06/30/12	Three months ended 06/30/11	Six months ended 06/30/12	Period 2/14/11 through 6/30/11	Period 1/1/11 through 2/13/11

NET INCOME (LOSS)	$(356,791)	$603,861	$(3,161,601)	$(1,010,260)	$(6,206,556)

Comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(279,829)	-	(279,829)	-	-
Total comprehensive income (loss)	(279,829)	-	(279,829)	-	-

COMPREHENSIVE INCOME (LOSS)	(636,620)	603,861	(3,441,430)	(1,010,260)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(2,312,500)	-	-

NET COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO COMMON UNIT HOLDERS	$(1,792,870)	$603,861	$(5,753,930)	$(1,010,260)	$(6,206,556)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Preferred	Common
			Total
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Equity

BALANCES, JANUARY 1, 2012	$47,875,094	$230,299,866	$41,273,735	$319,448,695

Summit Hotel OP, LP
Registration and offering costs	-	(348,608)	-	(348,608)
Common stock redemption of common units	-	(9,028,354)	9,028,354	-
Distributions	(2,312,500)	(6,517,824)	(1,904,618)	(10,734,942)
Equity-based compensation	-	421,064	93,505	514,569
Other comprehensive income (loss)		(228,980)	(50,849)	(279,829)
Net income (loss)	2,312,500	(4,128,831)	(1,345,270)	(3,161,601)

BALANCES, JUNE 30, 2012	$47,875,094	$210,468,333	$47,094,857	$305,438,284

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(3,161,601)	$(7,216,816)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	16,657,621	13,678,039
Amortization of prepaid lease	23,700	23,700
Loss on impairment of assets	2,098,000	-
Equity-based compensation	514,569	302,484
Deferred tax benefit	(775,530)	-
(Gain) loss on derivatives	1,012	-
(Gain) loss on disposal of assets	186,589	36,031
Changes in operating assets and liabilities:
Trade receivables	(3,183,395)	(1,819,323)
Prepaid expenses and other	939,056	3,239,939
Accounts payable and related party accounts payable	270,517	(694,799)
Income tax receivable	(16,566)	-
Accrued expenses	(617,719)	3,531,328
Restricted cash released (funded)	201,291	224,124

NET CASH PROVIDED BY (USED IN)	13,137,544	11,304,707
OPERATING ACTIVITIES
INVESTING ACTIVITIES
Land and hotel acquisitions	(50,525,000)	(37,700,000)
Purchases of other property and equipment	(11,665,820)	(11,147,843)
Proceeds from asset dispositions, net of closing costs	16,786,568	357,843
Restricted cash released (funded)	(1,845,257)	685,035

NET CASH PROVIDED BY (USED IN)	(47,249,509)	(47,804,965)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Proceeds from issuance of debt	127,085,266	57,882,528
Principal payments on debt	(78,859,072)	(226,599,060)
Financing fees on debt	(1,944,604)	(3,641,499)
Contributions, net of offering costs	(348,608)	240,855,458
Distributions	(10,734,942)	(10,385,448)

NET CASH PROVIDED BY (USED IN)	35,198,040	58,111,979
FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,086,075	21,611,721

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$11,623,207	$29,589,139

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$7,656,874	$12,122,358

Cash payments for state income taxes, net of refunds	$316,837	$568,967

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation.  The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010.  On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock.  Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the "Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B and Class C membership interests in the Predecessor were issued and converted into, and cancelled in exchange for, a total of 9,993,992 common units of limited partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc., the parent company of the Predecessor (“The Summit Group”), contributed its 36% Class B membership interest in Summit Group of Scottsdale, Arizona LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units.  Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units, including Common Units representing the sole general partnership interest in the Operating Partnership, which are held by a wholly owned subsidiary of the Company as the sole general partner of the Operating Partnership.  Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

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

As of June 30, 2012, our real estate investment portfolio consists of 73 upscale, upper midscale and midscale hotels with a total of 7,489 guestrooms located in small, mid-sized and suburban markets in 20 states (see Note 3 for new acquisitions).  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

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
JUNE 30, 2012

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and the Operating Partnership’s subsidiaries.  The accompanying condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

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
JUNE 30, 2012

Revenue Recognition

Revenue is recognized when rooms are occupied and services have been rendered.

Derivatives and Hedges

We use interest rate derivatives to hedge our risks on variable-rate debt and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR (Revenue per Available Room). We apply hedge accounting to our interest rate swap derivatives. Interest rate derivatives could include swaps, caps, and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

All derivatives are recorded at fair value and reported as a derivative asset or liability in the condensed consolidated balance sheets.   For interest rate derivatives designated as cash flow hedges:

a) the effective portion of changes in fair value is initially reported as a component of “Accumulated Other Comprehensive Income (Loss)” (“OCI”) in the equity section of the consolidated balance sheets and reclassified to interest expense in the consolidated statements of operations in the period during which the hedged transaction affects earnings, and
b) the ineffective portion of changes in fair value is recognized directly in earnings “gain (loss) on derivatives” in the consolidated statements of operations.

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

Our estimates of the fair value of financial instruments as of June 30, 2012 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

As of June 30, 2012, the aggregate fair value of our consolidated mortgages and notes payable, (Level 2) is approximately $299.3 million, compared to the aggregate carrying value of approximately $298.4 million on our consolidated balance sheet.

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Depreciation and Amortization

Hotels are carried at cost and depreciated using the straight-line method over an estimated useful life of 27 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets.  Depreciation and amortization expense consists of depreciation of real property, amortization of deferred financing costs and amortization of franchise fees.  Depreciation expense was $7,437,937 and $6,346,679 for the three months ended June 30, 2012 and 2011, respectively.  Depreciation expense was $15,013,179 and $12,484,678 for the six months ended June 30, 2012 and 2011, respectively.  Amortization of deferred financing costs was $457,360 and $337,938 for the three months ended June 30, 2012 and 2011, respectively.  Amortization of deferred financing costs was $1,222,693 and $617,325 for the six months ended June 30, 2012 and 2011, respectively.  Amortization of franchise fees was $282,036 and $134,991 for the three months ended June 30, 2012 and 2011, respectively.  Amortization of franchise fees was $421,749 and $576,036 for the six months ended June 30, 2012 and 2011, respectively.

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

During the second quarter of 2012, the Company disposed of three hotels located in Twin Falls, ID for a sales price of $16.5 million.  As a result of entering into this sales agreement, we recorded an impairment loss of approximately $932,000 during the first quarter of 2012 for those assets as the anticipated net proceeds are less than the carrying value.  During the second quarter of 2012, the Company entered into an agreement to sell a hotel in Missoula, MT and expects to close on this sale during third quarter of 2012.  We recorded an impairment loss of approximately $1,166,000 during the second quarter of 2012 for that asset as the anticipated net proceeds are less than the carrying value.  This asset is classified as “held for sale” at June 30, 2012, and operations related to these hotels are included in discontinued operations (see Note 5).

Assets Held for Sale

FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  If assets are classified as held for sale, they are carried at the lower of carrying amount or fair value, less costs to sell.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations. FASB ASC 360 also states that depreciation will cease to continue on held for sale assets.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

As a part of routine procedures, we periodically review hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.  During the period, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio and our land held for development to identify properties which we believe are either non-core or no longer complement the business as required by FASB ASC 360.  We have reclassified one hotel located in Missoula, MT as held for sale at June 30, 2012, as we have entered into a purchase and sale agreement on this hotel and plan to close on the sale during the third quarter of 2012.  (see Note 5 for discontinued operations)

Assets and liabilities held for sale consisted of the following as of June 30, 2012:

2012

Land	$690,048
Building	741,257
Furniture, fixtures and equipment	198,107
$1,629,412

Accounts payable	$8,451
Accrued expenses	46,959
Mortgage	-
$55,410

Acquisitions

We allocate the purchase price of acquisitions based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using appraisals or methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information (level 3). Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions (see Note 3 for new acquisitions).  Acquisition costs are expensed as incurred.

Equity-Based Compensation

Effective as of the closing of the IPO, we adopted the 2011 Equity Incentive Plan, which provides for the grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards, or any combination of the foregoing. In accordance with FASB ASC 718, Compensation-Stock Compensation, equity-based compensation is recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of accounting guidance.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

NOTE 2 - EQUITY

Common Shares

On February 14, 2011, the Company completed an underwritten public offering of 27,274,000 common shares, par value of $.01 per share.  Upon completion of the offering, the Company issued 4,000 common shares to our independent directors pursuant to the 2011 Equity Incentive Plan.  Effective February 14, 2011, the Company granted options to purchase 940,000 common shares (see Note 7).  The Company paid dividends of $.1125 per share on February 28, 2012 and May 31, 2012.

On April 2, 2012, the Company issued an aggregate of 3,270,062 shares of common stock to limited partners of our operating partnership in connection with the redemption of their common units (see Note 6).  During the second quarter, the Company also issued 208,027 common shares to our independent directors and executive officers pursuant to the 2011 Equity Incentive Plan (see Note 7).  As a result, the Company increased our common shares to 30,756,089 as of June 30, 2012.

Preferred Shares

On October 28, 2011, the Company completed an underwritten public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock, par value of $.01 per share.  Dividends are payable quarterly in arrears on or about the last day of February, May, August and November of each year.  The Company paid dividends of $.578125 per share on February 28, 2012 and May 31, 2012.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

We have acquired three hotels during the first quarter of 2012.  We purchased the Courtyard by Marriott in Atlanta, GA on January 12, 2012 for approximately $28.5 million, the Hilton Garden Inn in Birmingham, AL for approximately $11.5 million on February 28, 2012, and another Hilton Garden Inn in Birmingham, AL for approximately $8.6 million on February 28, 2012.  We assumed debt of approximately $19.0 million on the Atlanta, GA acquisition.

We have acquired three hotels during the second quarter of 2012.  We purchased the Hilton Garden Inn in Smyrna, TN on May 16, 2012 for approximately $11.5 million, the Hampton Inn & Suites in Smyrna, TN on June 21, 2012 for approximately $8.0 million, and the Courtyard by Marriott in Arlington, TX on May 16, 2012 for approximately $15.0 million.  We assumed debt of approximately $14.1 million on the two hotel acquisitions in Smyrna, TN.

The following table illustrates our initial allocation of the aggregated purchase prices for the hotel acquisitions discussed above during 2011 and 2012:

	2012	2011
	(in thousands)	(in thousands)

Land	$8,197	$7,254
Hotel buildings and improvements	71,603	41,368
Furniture, fixtures and equipment	3,725	1,428
Other assets	338	365
Total assets acquired	$83,863	$50,415
Other liabilities	235	398
Debt acquired	33,103	-
Total liabilities acquired	33,338	398
Net assets acquired	$50,525	$50,017

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Total revenues and net income (loss) for the three and six months ended June 30, 2012 of hotels acquired during the six months ended June 30, 2012 and the year ended December 31, 2011, which are included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, were as follows (in thousands):

	For the three months ended		For the six months ended
2012 acquisitions	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$3,866	$-	$5,649	$-
Net income	$475	$-	$607	$-

	For the three months ended		For the six months ended
2011 acquisitions	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$4,186	$2,200	$8,158	$2,200
Net income	$721	$561	$1,322	$561

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

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$48,605	$43,563	$91,934	$83,241
Net income (loss)	$(335)	$1,080	$(2,843)	$(6,584)
Net income (loss) per share
attributable to common
shareholders - basic and diluted	$(0.01)	$0.03	$(0.08)	$(0.18)

NOTE 4 - DEBT OBLIGATIONS

Mortgage loans and notes payable at June 30, 2012 and December 31, 2011, are comprised of the following (dollars in millions):
	2012	2011
	(in millions)	(in millions)

Fixed-rate mortgage loans	$206.1	$122.6
Variable-rate mortgage loans	92.3	94.5
	$298.4	$217.1

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

On January 12, 2012, the Company entered into a $19.0 million term loan with Empire Financial Services, Inc. to modify the $19.0 million loan assumed in the acquisition of the Courtyard by Marriott in Atlanta, GA (see Note 3).  The interest rate is 6.00% fixed.  The loan matures February 1, 2017 and is secured by a first mortgage lien on the hotel. The loan carries a prepayment penalty of one percent (1%) for prepayments occurring before January 13, 2013.

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

On March 2, 2012, we entered into a $5.6 million term loan with General Electric Capital Corporation to purchase the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.46%.  On the third anniversary of the note, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 95-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $6.5 million note on the 130-unit Hilton Garden Inn in Birmingham, Alabama.

On March 2, 2012, we entered into a $6.5 million term loan with General Electric Capital Corporation to purchase the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The interest rate is fixed for three years at 5.46%.  On the third anniversary of the note, the rate will convert to a variable rate of 90-day LIBOR plus 5.28%. The note matures on April 1, 2017, and is secured by a first priority lien on the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $5.6 million note on the 95-unit Hilton Garden Inn in Birmingham, Alabama.

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

On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the SpringHill Suites by Marriott in Scottsdale, Arizona with a $5.25 million term loan with GE Capital Financing Inc.  The interest rate is 6.03%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the SpringHill by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $9.75 million loan on the Courtyard by Marriott in Scottsdale, Arizona.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the Courtyard by Marriott in Scottsdale, Arizona with a $9.75 million term loan with GE Capital Financing Inc.  The interest rate is 6.03%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $5.25 million loan on the SpringHill Suites by Marriott in Scottsdale, Arizona.

On May 16, 2012, the Company assumed an $8.7 million term loan with Banc of America Commercial Mortgage, Inc.  The interest rate is 6.41% fixed.  The loan matures September 1, 2017 and is secured by a first mortgage lien on the Hilton Garden Inn hotel in Smyrna, TN.

On June 21, 2012, the Company assumed a $5.4 million term loan with Merrill Lynch Mortgage Lending, Inc.  The interest rate is 6.3840% fixed.  The loan matures August 1, 2016 and is secured by a first mortgage lien on the Hampton Inn hotel in Smyrna, TN.

On June 24, 2012, the Chambers Bank loan of approximately $1.5 million was refinanced, extending the maturity date to June 24, 2014.  Summit Hotel Properties, Inc. executed a guaranty limited to non-recourse carve-outs, replacing the guaranty in place from an affiliate of our Predecessor.

On June 29, 2012, the Bank of the Ozarks loan was refinanced, extending the maturity date to July 10, 2017.  In addition, Bank of the Ozarks advanced an additional $2.6 million, representing the amount available pursuant to the earn-out provision of the loan, increasing the current outstanding balance to approximately $8.9 million.  The interest rate was fixed at 5.75% for three years, with the rate at LIBOR plus 3.75% or a fixed rate of 5.5% thereafter.

We entered into a $125.0 million senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank, and U.S. Bank National Association.  On May 17, 2012, we entered into a Third Amendment to Credit Agreement, which resulted in the Company being able to borrower a higher percentage of the value of each property in the borrowing base, an extended termination date of the facility, a decrease in the interest rate, a reduction in the unused fee, and a reduction in the leverage requirement and the consolidated fixed charge coverage ratio requirements. The terms of the credit facility, as amended, are described in the summary below.

The facility matures May 16, 2015, with an option to extend for one additional year if we meet certain requirements. Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 60% of the aggregate appraised value of the borrowing base assets and (3) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of June 30, 2012, 23 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $88.4 million, of which approximately $32.7 million is available to borrow as of June 30, 2012.

NOTE 5 - DISCONTINUED OPERATIONS

The Company has adjusted its consolidated financial statements of operations for the three and six months ended June 30, 2012 and 2011 to reflect discontinued operations of four consolidated hotel properties sold or classified as held for sale during this period pursuant to the plan for hotel dispositions.  These adjustments have no impact on the Company’s net income (loss) or the net income (loss) per share.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Condensed results of operations for these hotel properties included in discontinued operations are as follows:

	Summit Hotel Properties, Inc.			Summit Hotel Properties, Inc.	Summit Hotel Properties, LLC (Predecessor)
	Three months ended 06/30/12	Three months ended 06/30/11	Six months ended 06/30/12	Period 02/14/11 to 6/30/11	Period 01/1/11 to 02/13/11

REVENUE	$840,321	$1,591,680	$1,911,970	$2,263,235	$506,058

EXPENSES
Rooms	279,673	474,500	673,189	718,089	177,369
Other direct	96,987	174,334	234,464	218,292	123,856
Other indirect	242,661	329,112	570,395	503,300	164,368
Corporate general and administrative	17,783	22,710	42,003	36,329	-
Loss on impairment of assets	1,166,000	-	2,098,000	-	-
Depreciation and amortization	33,410	273,452	325,262	421,125	140,285
	1,836,514	1,274,108	3,943,313	1,897,135	605,878

INCOME (LOSS) FROM OPERATIONS	(996,193)	317,572	(2,031,343)	366,100	(99,820)

OTHER INCOME (EXPENSE)
Interest expense	(33,708)	(83,788)	(130,736)	(102,711)	(188,585)

INCOME (LOSS) BEFORE TAXES	(1,029,901)	233,784	(2,162,079)	263,389	(288,405)

INCOME TAX (EXPENSE) BENEFIT	2,561	(14,196)	17,797	(18,824)	(13,795)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$(1,027,340)	$219,588	$(2,144,282)	$244,565	$(302,200)

NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	$(186,683)	$59,335	$(485,680)	$66,085	$(81,658)
NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
COMMON STOCKHOLDERS/MEMBERS	$(840,657)	$160,253	$(1,658,602)	$178,480	$(220,542)

NOTE 6 - NONCONTROLLING INTERESTS

As of June 30, 2012, limited partners of the Operating Partnership other than the Company owned 6,829,938 Common Units representing an approximate 18% limited partnership interest in the Operating Partnership.  Beginning on or after February 14, 2012, pursuant to the limited partnership agreement, redemption rights of the limited partners other than the Company enable those limited partners, at their election, to cause the Operating Partnership to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of shares of the Company’s common stock at the time of redemption, or at the Company’s option, shares of the Company’s common stock, on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

The Company classifies these Common Units as noncontrolling interests as a component of permanent equity on the June 30, 2012 consolidated balance sheet. The share of net loss allocated to these Common Units is reported on the accompanying consolidated statement of operations for three and six months ended June 30, 2012 and the period of February 14, 2011 through June 30, 2011 as net loss attributable to noncontrolling interests. During the three months ended June 30, 2012, 3,270,062 Common Units were redeemed.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	940,000	$9.75	9.1	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	(47,000)	$9.75	-	$-
Outstanding at June 30, 2012	893,000	$9.75	8.7	$-	(¹)
Exercisable at June 30, 2012	178,600	$9.75	8.7	$-

(1) Exercise price exceeds our market price at June 30, 2012.

Concurrent with the completion of the IPO, the Company granted 4,000 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $39,000 of compensation expense. These shares vested concurrent with the grant. On June 7, 2012, the Company granted 15,288 shares of stock to directors of the Company under the 2011 Equity Incentive Plan and recognized $120,011 of compensation expense.  These shares vested concurrent with the grant.

Under the 2011 Equity Incentive Plan, the Company awarded 192,739 restricted shares to the executive officers on April 25, 2012.  The shares issued vest over a period of time as determined by the Board at the date of grant.  The Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

A summary of the non-vested shares as of June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	-	$
Granted	192,739		7.78
Vested	-
Forfeited	-
Non-vested at June 30, 2012	192,739		$7.78

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

For the three and six months ended June 30, 2012, the Company recognized $142,810 of share-based compensation expense related to these restricted share awards.  As of June 30, 2012, there was $1.4 million of total unrecognized compensation costs related to non-vested share awards.  These costs are expected to be primarily recognized over an average period of 2.75 years.

NOTE 8 - EARNINGS (LOSS) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.  The Company applies the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for non-vested share-based awards and for common stock.  Non-vested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock.  Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses.  The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in the losses of the Company.

Summit Hotel Properties, Inc.
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Income from continuing operations	$670,549	$384,273	$(1,017,319)	$(1,254,825)
Less: preferred dividend requirements	(1,156,250)	-	(2,312,500)	-
noncontrolling interest adjustments	88,259	(103,707)	859,590	338,855
allocation to participating securities	(12,390)	-	(12,390)	-
Net income (loss) attributable to common
shareholders before discontinued operations	(409,832)	280,566	(2,482,619)	(915,970)
Net income (loss) attributable to common
shareholders from discontinued operations	(840,657)	160,253	(1,658,602)	178,480
Net income (loss) attributable to common
shareholders - basic and diluted	$(1,250,489)	$440,819	$(4,141,221)	$(737,490)

Denominator:
Weighted average number of common
shares - basic and diluted	30,553,158	27,278,000	28,915,579	27,278,000

Earnings per Common Share - Basic and
Diluted:
Net income (loss) attributable to common
shareholders before discontinued operations	$(0.01)	$0.01	$(0.08)	$(0.04)
Net income (loss) attributable to common
shareholders from discontinued operations	(0.03)	0.01	$(0.06)	0.01
Net income (loss) attributable to common
shareholders	$(0.04)	$0.02	$(0.14)	$(0.03)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Summit Hotel OP, LP
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Income from continuing operations	$670,549	$384,273	$(1,017,319)	$(1,254,825)
Less: preferred dividend requirements	(1,156,250)	-	(2,312,500)	-
Net income (loss) attributable to common
shareholders before discontinued operations	(485,701)	384,273	(3,329,819)	(1,254,825)
Net income (loss) attributable to common
shareholders from discontinued operations	(1,027,340)	219,588	(2,144,282)	244,565
Net income (loss) attributable to common
shareholders - basic and diluted	$(1,513,041)	$603,861	$(5,474,101)	$(1,010,260)

Denominator:
Weighted average number of common
shares - basic and diluted	37,383,096	37,378,000	37,380,548	37,378,000

Earnings per Common Share - Basic and
Diluted:
Net income (loss) attributable to common
shareholders before discontinued operations	$(0.01)	$0.01	$(0.09)	$(0.04)
Net income (loss) attributable to common
shareholders from discontinued operations	(0.03)	0.01	$(0.06)	0.01
Net income (loss) attributable to common
shareholders	$(0.04)	$0.02	$(0.15)	$(0.03)

Diluted loss per share was the same as basic loss per share for the six months ended June 30, 2012 and 2011 as options to purchase 893,000 and 940,000 shares of common stock were anti-dilutive, respectively.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the  payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2012, the Company recorded $1,012 of hedge ineffectiveness in earnings due to slight mismatches in timing of payments.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $181,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$29,483

The maximum length of time over which the Company is hedging its exposure to the transactions related to the payment of variable interest on the existing derivative instruments is approximately seven years. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of June 30, 2012 (amounts in thousands).  The Company had no active derivatives as of December 31, 2011.

June 30, 2012
Derivative designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(281)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 (amounts in thousands).  The Company had no active derivatives for the three and six months ended June 30, 2011.

	Three months	Six months
	ended 6/30/12	ended 6/30/12
Amount of gain (loss) recognized in accumulated
other comprehensive income on interest rate
derivatives (effective portion)	$(296)	$(296)
Amount of gain (loss) reclassified from accumulated
other comprehensive income into income as interest
expense (effective portion)	$(16)	$(16)
Amount of gain (loss) recognized in income on
derivative instruments (ineffective portion and amounts
excluded from effectiveness testing)	$(1)	$(1)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2012, the fair value of derivatives in a net liability position including accrued interest including any adjustment for nonperformance risk related to these agreements was $280,841. As of June 30, 2012, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at its aggregate termination value of approximately $292,000 at June 30, 2012.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In December 2011 and January 2012, arbitration hearings were held to determine our claim against Choice Hotels International, Inc. (“Choice”) that Choice wrongfully terminated 11 of our franchise agreements, and Choice’s counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement. On April 4, 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice is not entitled to recover liquidated damages in connection with the 11 hotels and that the Company did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded the Company damages in amount of $298,090 as full settlement of all claims submitted in the arbitration. The Company received these funds on April 30,2012. Neither the Company nor Choice was entitled to recover attorney’s fees in connection with the matter.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

NOTE 11 - SUBSEQUENT EVENTS

On July 2, 2012, we purchased the Residence Inn in Arlington, TX for approximately $15.5 million.

Pursuant to our prospectus filed with the Securities Exchange Commission on March 1, 2012, holders of 745,130 Common Units tendered their Common Units for redemption, and these were redeemed on a one-for-one basis with shares of our common stock on July 2, 2012.

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired twelve hotels with a total of 1,336 guestrooms located in six states for purchase prices aggregating approximately $150.6 million. As of August 3, 2012, we own 74 hotels with a total of 7,585 guestrooms located in 20 states. Except for five hotels, which are subject to ground leases, we own our hotels in fee simple.  Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions. As of June 30, 2012, 55.7% of our guestrooms are located in the top 50 metropolitan statistical areas, or MSAs, and 77.4% are located within the top 100 MSAs.  The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place®).

A substantial majority of our hotels (66 of our 73 hotels as of June 30, 2012) are managed by Interstate Management Company, LLC (“Interstate”) pursuant to a hotel management agreement between Interstate, its affiliates and certain of our TRS lessees.  In addition, our TRS lessees have entered into hotel management agreements with IHG Management (Maryland) LLC (“IHG Management”), an affiliate of IHG, pursuant to which IHG Management manages one hotel, with Courtyard Management Corporation (“Courtyard Management”), an affiliate of Marriott, pursuant to which Courtyard Management manages one hotel, with HP Hotels Management Company, Inc. (“HP Hotels”), pursuant to which HP Hotels manages two of our hotels, with Kana Hotels, Inc. (“Kana Hotels”), pursuant to which Kana Hotels manages two of our hotels, and with InterMountain Management, LLC (“InterMountain”), pursuant to which InterMountain manages one of our hotels.  Our TRS lessees may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends.  Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment.  We recognize that there are lingering concerns regarding global macroeconomic conditions.  We continue to monitor macroeconomic trends, and evaluate their effect on demand for our guestrooms.  As a result of scarcity of financing, the severe United States recession and declining hotel industry fundamentals during 2008 and 2009, the current pipeline for new hotel development is limited.  Thus, we do not anticipate that we will experience a significant increase in the supply of new hotel rooms in our markets in the near term.

Our Portfolio

As of June 30, 2012, our portfolio consisted of 73 hotels with a total of 7,489 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 35 hotels containing 3,953 guestrooms are “upscale,” 31 hotels containing 3,026 guestrooms are “upper midscale” and seven hotels containing 510 guestrooms are “midscale.”  The following table sets forth certain information for our hotels by franchisor as of June 30, 2012:

Franchisor/Brand	Number of Hotels	Number of Rooms

Marriott
Courtyard by Marriott(1)	9	1,058
Fairfield Inn by Marriott(3)	9	784
Fairfield Inn & Suites by Marriott	1	80
Residence Inn by Marriott	4	411
SpringHill Suites by Marriott	8	782
TownePlace Suites by Marriott	1	90
Subtotal	32	3,205
Hilton
DoubleTree by Hilton	1	127
Hampton Inn(2)	7	745
Hampton Inn & Suites	4	473
Hilton Garden Inn	5	579
Homewood Suites	1	91
Subtotal	18	2,015
IHG
Holiday Inn Express	2	157
Holiday Inn Express & Suites	4	365
Holiday Inn	2	262
Staybridge Suites	2	213
Subtotal	10	997
Hyatt Hyatt Place	4	556
AmericInn
AmericInn®	4	263
Starwood Aloft®	1	136
Carlson Country Inn & Suites By Carlson®	2	190
Independent Aspen Hotel & Suites(3)	2	127
Total(4)	73	7,489

(1)	We own a 90% controlling interest in the Courtyard by Marriott hotel located in Atlanta, Georgia with the obligation to acquire the remaining 10% interest in approximately four years.
(2)	During the second quarter of 2012, we remodeled our Hampton Inn hotel in Fort Wayne, Indiana, and reduced the number of guestrooms from 119 to 118.
(3)	On July 16, 2012, our 70-room Fort Worth, Texas Aspen Hotel & Suites converted to a Fairfield Inn & Suites by Marriott upon completion of certain capital improvements.
(4)	On July 2, 2012, we acquired a 96-unit Residence Inn located in Arlington, Texas, which is not included in this table.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  Accordingly, we believe that a discussion of our results of operations for a partial quarter would not be meaningful, and we have therefore set forth a discussion comparing the results of our operations for the first six months of 2012 to the combined operating results of our operations for the period from February 14, 2011 through June 30, 2011, and the historical results of operations for the period from January 1, 2011 through February 13, 2011 of our predecessor. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.

Results of Operations

 Comparison of the Combined Operating Results of Our Company for the Three Months Ended June 30, 2012 to the Operating Results of Our Company for the Three Months Ended June 30, 2011

On May 16, 2012, we sold our three hotels located in Twin Falls, Idaho.  In addition, we have entered into an agreement to sell our AmericInn hotel located in Missoula, Montana.  We anticipate closing will occur in August 2012.  Accordingly, during the reporting period we classified the Missoula hotel as held for sale and do not include the operating results of the four hotels in the discussion below.

The following table presents our results of operations for the three months ended June 30, 2012 and 2011 and includes the amount of change and percentage change between these periods:

	Company	Company	Period-over-Period
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change
			$	%
Revenues:	$47,280	$36,997	$10,283	27.8%
Hotel operating expenses:	31,443	25,160	6,283	25.0%
Total expenses:	42,770	33,333	9,437	28.3%
Income from operations:	4,510	3,664	846	23.1%
Total other income (expense):	(3,983)	(2,950)	(1,033)	(35.0)%
Net income (loss):	$(357)	$604	$(961)	(159.1)%

Income from Operations. Income from operations increased by approximately $0.8 million to approximately $4.5 million for the three months ended June 30, 2012 from approximately $3.7 million for the three months ended June 30, 2011. In part, this increase was the result of an increase in same-store revenues due to the improving economy and hotel industry fundamentals, and accretive income from operations from the six hotels acquired in the first six months of 2012, and five hotels acquired in 2011.  In addition, the increase resulted from the approximately $298,000 award resulting from the favorable decision in the Company’s arbitration with Choice Hotels, and reversal of approximately $131,000 of expense accruals related to the arbitration.

Revenue. The following tables set forth key operating metrics for our total portfolio (72 hotels as of June 30, 2012 and 61 hotels as of June 30, 2011) and for our same-store portfolio (61 hotels) for the three months ended June 30, 2012 and 2011 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended June 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (72 hotels)(4)	$47,280	73.3%	$95.35	$69.89
Same-Store Portfolio (61 hotels)	$39,228	73.2%	$93.29	$68.27

	Three Months Ended June 30, 2011
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Same-Store Portfolio (61 hotels)	$34,780	68.5%	$88.32	$60.49

	Percentage Change from Three Months Ended June 30, 2011 to Three Months Ended June 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (72 hotels and 61 hotels)(4)	35.9%	7.0%	8.0%	15.5%
Same-Store Portfolio (61 hotels)	12.8%	6.9%	5.6%	12.9%

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

(4)
The information in the tables above for our total portfolio for the three months ended June 30, 2012 includes revenues from the six hotels we acquired during the first six months of 2012 from April 1, 2012 or the date of acquisition of each hotel through June 30, 2012 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full three months of operations for each of the hotels acquired in the first six months of 2012.  Furthermore, the tables do not include the operating results in any period for our three hotels that were sold on May 16, 2012, and one hotel that was held for sale for the period.

Hotel operating revenues, including room and other hotel operations revenue, increased $10.3 million, from $37.0 million in 2011 to $ 47.3 million in 2012.  The increase in revenues is due to an increase in same-store revenues of $4.4 million due to the improving economy and hotel industry fundamentals, and accretive revenues of $5.9 million from the six hotels acquired in the first six months of 2012 and five hotels acquired in 2011.

Hotel Operating Expenses. Hotel operating expenses increased by $6.3 million from $25.2 million in 2011 to $31.4 million in 2012.  The increase is due in part to the $3.8 million of hotel operating expenses generated by the five hotel properties acquired in 2011 and six hotels acquired during the first six months of 2012.  In addition, the increase in same-store hotel operating expenses is primarily due to $2.5 million of variable costs related to the increase in revenue.  Expenses at the same-store hotels declined as a percentage of revenue from 68.2% in the second quarter of 2011 to 66.8% in the second quarter of 2012 due to stability in expenses despite increasing revenues at the hotels.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.6 million, from $6.5 million in 2011 to $8.1 million in 2012, primarily due to the additional depreciation associated with eleven newly acquired hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased by $0.4 million from $1.6 million in 2011 to $2.0 million in 2012.  The increase in expense was caused by an increase in equity-based compensation and increases in professional fees and other business services.

Other Income/Expense.  The approximately $1.0 million increase in other income (expense) was primarily the result of an increase of $1.3 million in interest expense due to debt incurred to finance the acquisition of eleven hotels during 2011 and 2012.

 Comparison of the Combined Operating Results of Our Company for the Six Months Ended June 30, 2012 to the Operating Results of Our Company and Our Predecessor for the Six Months Ended June 30, 2011

On May 16, 2012, we sold our three hotels located in Twin Falls, Idaho.  We have also entered into an agreement to sell our AmericInn hotel located in Missoula, Montana.  We anticipate the closing will occur in August 2012.  Accordingly, during the reporting period we classified the Missoula hotel as held for sale and do not include the operating results of the four hotels in the discussion below.

The following table presents our results of operations for the six months ended June 30, 2012 and 2011 and includes the amount of change and percentage change between these periods:

	Company	Company	Our Predecessor	Combined	Period-over-Period
	Six Months Ended June 30, 2012	Period February 14, 2011 through June 30, 2011	Period January 1, 2011 through February 13, 2011	Six Months Ended June 30, 2011	Change
					$	%
Revenues:	$87,191	$55,134	$14,092	$69,226	$17,965	26.0%

Hotel operating expenses:	59,317	36,744	11,912	48,656	10,661	21.9%

Total expenses:	81,210	49,454	15,201	64,655	16,555	25.6%

Income from operations:	5,981	5,681	(1,109)	4,572	1,409	30.8%

Total other income (expense):	(7,411)	(6,438)	(4,470)	(10,908)	3,497	32.1%

Net income (loss):	$(3,162)	$(1,010)	$(6,207)	$(7,217)	$4,055	56.2%

Income from Operations. Income from operations increased by approximately $1.4 million to approximately $6.0 million for the six months ended June 30, 2012 from approximately $4.6 million for the six months ended June 30, 2011. In part, this increase was the result of an increase in same-store revenues due to the improving economy and hotel industry fundamentals, and accretive income from operations from the six hotels acquired in the first six months of 2012, and five hotels acquired in 2011. In addition, the increase resulted from the approximately $298,000 award resulting from the favorable decision in the Company’s arbitration with Choice Hotels, and reversal of approximately $131,000 of expense accruals related to the arbitration.

Revenue. The following tables set forth key operating metrics for our total portfolio (72 hotels as of June 30, 2012 and 61 hotels as of June 30, 2011) and for our same-store portfolio (61 hotels) for the six months ended June 30, 2012 and 2011 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Six Months Ended June 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (72 hotels)(4)	$87,191	69.3%	$94.76	$65.68
Same-Store Portfolio (61 hotels)	$73,384	68.8%	$92.76	$63.81

	Six Months Ended June 30, 2011
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Same-Store Portfolio (61 hotels)	$67,010	64.7%	$90.39	$58.51

	Percentage Change from Six Months Ended June 30, 2011 to Six Months Ended June 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (72 hotels and 61 hotels)(4)	30.1%	7.1%	4.8%	12.3%
Same-Store Portfolio (61 hotels)	9.5%	6.3%	2.6%	9.1%

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

(4)           The information in the tables above for our total portfolio for the six months ended June 30, 2012 includes revenues from the six hotels we acquired during the first six months of 2012 from the date of acquisition of each hotel through June 30, 2012 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full six months of operations for each of the hotels acquired in the first six months of 2012.  Furthermore, the tables do not include the operating results in any period of our three hotels that were sold on May 16, 2012 and the one hotel classified as held for sale.

Hotel operating revenues, including room and other hotel operations revenue, increased $18.0 million, from $69.2 million in 2011 to $ 87.2 million in 2012.  The increase in revenues is due to an increase in same-store revenues of $6.4 million due to the improving economy and hotel industry fundamentals, and accretive revenues of $11.6 million from the six hotels acquired in the first six months of 2012 and five hotels acquired in 2011.

Hotel Operating Expenses. Hotel operating expenses increased by $10.7 million from $48.7 million in 2011 to $59.3 million in 2012.  The increase is primarily due to the $7.6 million of hotel operating expenses generated by the five hotel properties acquired in 2011 and six hotels acquired during the first six months of 2012.  In addition, the increase in same-store hotel operating expenses is primarily due to $3.1 million of variable costs related to the increase in revenue.  Expenses at the same-store hotels declined as a percentage of revenue from 70.3% in the first six months of 2011 to 68.5% in the first six months of 2012 due to stability in expenses despite increasing revenues at the hotels.

Depreciation and Amortization.  Depreciation and amortization expense increased by $3.2 million, from $13.1 million in 2011 to $16.3 million in 2012, primarily due to the additional depreciation associated with eleven newly acquired hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased by $0.9 million from $2.9 million in 2011 to $3.8 million in 2012.  These expenses were substantially new and include expenses following the IPO related to salaries and equity based compensation, which expenses were not incurred by our predecessor prior to the IPO. In addition, we incurred $0.2 million of legal expenses during the first six months of 2012 related to the arbitration with Choice Hotels International, Inc.

Other Income/Expense.  The approximately $3.5 million decrease in other income (expense) was the result of a $3.2 million decline in interest expense due to significantly lower indebtedness levels in 2012 than 2011.  Following our IPO, the company paid off approximately $223.7 million of indebtedness with proceeds of the IPO and concurrent private placement.  In addition to the significantly higher interest costs on indebtedness incurred in the first quarter 2011, the company paid approximately $0.6 million in defeasance and exit fees related to that payoff in the first quarter of 2011.  The Company has acquired eleven hotels since the IPO and anticipates continuing to acquire hotels using some debt financing, and thus interest expense is expected to rise as acquisitions occur.

Cash Flows

Net cash provided by operating activities increased approximately $1.8 million for the six months ended June 30, 2012 compared to the prior-year period largely due to improved net income resulting from increasing revenues.  The $0.5 million decrease in net cash used in investing activities for the six months ended June 30, 2012 compared to the prior-year period was the result of $50.5 million in land and hotel acquisitions in the six months ended June 30, 2012 compared to $37.7 million during the same period in 2011.  In addition, purchases of other property and equipment increased by $0.5 million from $11.1 million the first six months of 2011 to $11.6 million during the first six months of 2012, reflecting increased remodeling activity on the same-store hotel portfolio.  These purchases and acquisitions were offset by $16.8 million in net cash proceeds from the sale of three hotels and two land parcels during the second quarter of 2012.  The $22.9 million decrease in net cash provided by financing activities for the six months ended June 30, 2012 compared to the prior-year period was due to proceeds from issuance of new debt in the first six months of 2012.  In the first quarter of 2011, the company generated $241.3 million from the receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations of approximately $225.2 million and distributions paid by our predecessor to its members prior to our IPO of $8.3 million.

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

Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in the 150 unit Courtyard by Marriott hotel in Atlanta, Georgia for a purchase price of approximately $28.5 million, or approximately $190,000 per key.  Upon expiration of tax credits related to the hotel in approximately four years, we are obligated to take assignment of the remaining ownership of the hotel for approximately $400,000.  We expect to perform a minor renovation of approximately $230,000, for a combined purchase price and renovation cost of approximately $191,500 per key.  We funded the purchase price of this acquisition with a term loan with Empire Financial with a principal balance of $19.0 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility. We engaged Courtyard Management to manage the hotel pursuant to a hotel management agreement.

On February 28, 2012, we purchased from an unaffiliated third party a 95 unit Hilton Garden Inn hotel in Birmingham, Alabama for a purchase price of approximately $8.6 million, or approximately $90,789 per key.  We expect to perform approximately $1.6 million of renovations to the hotel for a combined purchase and renovation cost of approximately $107,600 per key.  We funded the purchase price of this acquisition with a term loan with a principal balance of $6.4 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility.  We engaged HP Hotels to manage the hotel pursuant to a hotel management agreement.

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

On May 16, 2012, we purchased from an unaffiliated third party a 103 unit Courtyard by Marriott hotel in Arlington, Texas for a purchase price of approximately $15.0 million, or approximately $145,631 per key.  We expect to perform very minor renovations.  We funded the purchase price for this acquisition with a draw on our secured revolving credit facility.  We engaged InterMountain to manage the hotel pursuant to a hotel management agreement.

On May 16, 2012, we purchased from an unaffiliated third party a 112 unit Hilton Garden Inn hotel in Nashville (Smyrna), Tennessee for a purchase price of approximately $11.5 million, or approximately $107,143 per key.  We expect to perform approximately $500,000 of renovations, for a combined purchase and renovation cost of approximately $111,600 per key.  We funded the purchase price for this acquisition through assumption of a term loan with Banc of America Commercial Mortgage, Inc. with an outstanding balance of $8.7 million, and with a draw on our credit facility of approximately $3.3 million.  We engaged Kana Hotels to manage the hotel pursuant to a hotel management agreement.

On June 21, 2012, we purchased from an unaffiliated third party an 83 unit Hampton Inn & Suites hotel in Nashville (Smyrna), Tennessee for a purchase price of approximately $8.0 million, or approximately $102,409 per key.  We expect to perform approximately $450,000 of renovations, for a combined purchase and renovation cost of approximately $107,800 per key.  We funded the purchase price for this acquisition through assumption of a term loan with Merrill Lynch Mortgage Lending, Inc. with an outstanding balance of $5.4 million, and with a draw on our credit facility of approximately $3.3 million.  We engaged Kana Hotels to manage the hotel pursuant to a hotel management agreement.

Dispositions

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn hotels located in Twin Falls, Idaho.  The aggregate sale price was $16.5 million.  We paid off approximately $5.6 million of term debt related to the hotels, and paid down our secured revolving credit facility by $9.0 million with the proceeds of the sale.  Because the hotels were held for sale during the reporting period, the results of operations of these hotels are included in discontinued operations.

On May 31, 3012, we sold bare land located in Twin Falls, Idaho for net proceeds of approximately $250,000.  On June 28, 2012, we sold bare land located in Boise, Idaho for net proceeds of approximately $1.4 million.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements, including required REIT distributions, capital expenditures, scheduled debt payments and funding the cash portion of the purchase price of hotel properties under contract, if acquired, with working capital, cash provided by operations, and short-term borrowings under our secured revolving credit facility.  In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We believe that our working capital, cash provided by operations, borrowings under our secured revolving credit facility, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Since January 1, 2012, we have refinanced $84.3 million of our existing debt that would otherwise have matured or been callable during 2012, leaving approximately $20.3 million of debt (approximately 6.8% of our outstanding debt) that matures prior to December 31, 2013.  It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance. Although we believe that we will be able to refinance these loans or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to certain financial covenants.

During the first half of 2012 we have spent approximately $10.6 million, of the $20.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at our 61 same-store hotels.  During 2012, we have spent approximately $1.2 million, of the $5.1 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at the five hotels acquired during 2011 and six hotels acquired during the first six months of 2012.

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

Outstanding Indebtedness

As of June 30, 2012, we had approximately $298.4 million in outstanding indebtedness secured by mortgages on 64 hotels and nine hotels unencumbered by mortgage debt, including hotels containing 657 guestrooms operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt).

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During the first six months 2012, we financed our long-term growth with debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

$125 Million Senior Secured Revolving Credit Facility

Summit OP, as borrower, and Summit REIT, as guarantor, entered into a $125.0 million senior secured revolving credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank, and U.S. Bank National Association.  On May 17, 2012, we entered into a Third Amendment to Credit Agreement, which resulted in the Company being able to borrower a higher percentage of the value of each property in the borrowing base, an extended termination date of the facility, a decrease in the interest rate, a reduction in the unused fee, and a reduction in the leverage requirement and the consolidated fixed charge coverage ratio requirements. The terms of the credit facility, as amended, are described in the summary below.

The facility matures May 16, 2015, with an option to extend for one additional year if we meet certain requirements. Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 60% of the aggregate appraised value of the borrowing base assets and (3) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of June 30, 2012, 23 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $88.4 million, of which approximately $32.7 million is available to borrow as of June 30, 2012.

We pay interest on the periodic advances under the $125.0 million revolving credit facility at varying rates, based upon, at our option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, and 1-month LIBOR (incorporating a floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin depends upon the ratio of our outstanding consolidated total indebtedness to EBITDA.  The LIBOR margin ranges from 2.25% to 2.75%, and the base rate margin ranges from 1.25% to 1.75%.

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets and Summit Hotel TRS II, LLC, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets. The borrowing base assets are as follows:

●	SpringHill Suites, Little Rock, AR	●	Fairfield Inn, Emporia, KS
●	Fairfield Inn, Denver, CO	●	Holiday Inn Express, Emporia, KS
●	Hampton Inn, Fort Collins, CO	●	AmericInn, Salina, KS
●	Staybridge Suites, Glendale, CO	●	Fairfield Inn, Salina, KS
●	AmericInn, Golden, CO	●	Fairfield Inn, Baton Rouge, LA
●	Fairfield Inn, Golden, CO	●	SpringHill Suites, Baton Rouge, LA
●	Hampton Inn, Boise, ID	●	TownePlace Suites, Baton Rouge, LA
●	Residence Inn, Fort Wayne, IN	●	Homewood Suites, Ridgeland, MS
●	Hilton Garden Inn, Duluth, GA	●	Hampton Inn, Medford, OR
●	Holiday Inn, Duluth, GA	●	SpringHill Suites, Nashville, TN
●	Hampton Inn, Provo, UT	●	Fairfield Inn, Bellevue, WA
●	Fairfield Inn, Spokane, WA

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

Financial and Other Covenants. We are required to comply with a series of financial and other covenants in order to borrow under the senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documentation) to consolidated EBITDA (as defined in the loan documentation) ranging from 7.25:1.00 to 5.75:1.00;

●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documentation) to consolidated fixed charges (as defined in the loan documentation) ranging from 1.40:1.00 to 1.50:1.00;

●	a minimum consolidated tangible net worth (as defined in the loan documentation) of not less than $228,728,000 plus 80% of the net proceeds of subsequent common equity issuances; and

●	a maximum dividend payout ratio of 95% of FFO (as defined in the loan documentation) or an amount necessary to maintain REIT tax status and avoid corporate income and excise taxes.

As of August 7, 2012, we have $66.9 million outstanding under the credit facility, and a total remaining availability of $43.8 million.

Other Outstanding Indebtedness

As of June 30, 2012, we had approximately $298.4 million in outstanding indebtedness, including approximately $54.4 million outstanding under our revolving credit facility, and nine hotels unencumbered by mortgage debt.  As of August 7, 2012, we have approximately $310.3 million in outstanding indebtedness, including  approximately $66.9 million outstanding under  our revolving credit facility,  and seven hotels unencumbered by mortgage debt, including hotels with 464 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. We intend to secure or assume term loan financing or use the secured credit facility, together with other sources of financing, to fund future acquisitions.  We may not succeed in obtaining new financing on favorable terms or at all and we cannot predict the size or terms of the financing if we are able to obtain it. Our failure to obtain new financing could adversely affect our ability to grow our business.

The following table sets forth our mortgage debt obligations that were outstanding as of June 30, 2012 (dollars in thousands):

Lender	Collateral	Outstanding Principal Balance as of June 30, 2012	Interest Rate as of June 30, 2012(1)	Amortization (years)	Maturity Date

BNC National Bank	Hampton Inn & Suites, Fort Worth, TX	$5,415	5.01%	20	11/01/13

First National Bank of Omaha(2)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	23,354	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

General Electric Capital Corp.(3)	Country Inn & Suites, San Antonio, TX	10,717	90-day LIBOR +3.50%	25	04/01/14

Chambers Bank(4)	Aspen Hotel & Suites, Fort Smith, AR	1,461	6.50%	20	06/24/14

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	14,512	5.67%	25	07/06/16

Merrill Lynch Mortgage Lending, Inc. (5)	Hampton Inn & Suites, Nashville (Smyrna), TN	5,384	6.384%	30	08/01/16

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	6,918	4.95%	17	02/01/17(6)

Empire Financial Services, Inc.(7)	Courtyard by Marriott, Atlanta, GA	18,901	6.00%	25	02/01/17

General Electric Capital Corp. (8)	Hilton Garden Inn (Lakeshore), Birmingham, AL	5,533	5.46%	25	04/01/17

General Electric Capital Corp. (9)	Hilton Garden Inn (Liberty Park), Birmingham, AL	6,480	5.46%	25	04/01/17

GE Capital Financing, Inc.(10)	Courtyard by Marriott, Scottsdale, AZ	9,737	6.03%	25	05/01/17

GE Capital Financing, Inc.(11)	SpringHill Suites by Marriott, Scottsdale, AZ	5,243	6.03%	25	05/01/17

Bank of the Ozarks (12)	Hyatt Place, Portland, OR	8,860	5.75%	25	07/10/17

Banc of America Commercial Mortgage, Inc. (13)	Hilton Garden Inn, Nashville (Smyrna), TN	8,693	6.41%	25	09/01/17

Compass Bank	Courtyard by Marriott, Flagstaff, AZ	14,553	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(3)	SpringHill Suites by Marriott, Denver, CO	8,176	90-day LIBOR + 3.50%	20	04/01/18

Lender	Collateral	Outstanding Principal Balance as of June 30, 2012	Interest Rate as of June 30, 2012(1)	Amortization (years)	Maturity Date

General Electric Capital Corp.(3)	DoubleTree Hotel, Baton Rouge, LA	10,585	90-day LIBOR + 3.50%	25	03/01/19

Bank of the Cascades	Residence Inn by Marriott, Portland, OR	12,420	4.66%(14)	25	09/30/21

ING Investment Management(15)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Hampton Inn & Suites, El Paso, TX Hampton Inn, Fort Smith, AR Hilton Garden Inn, Ft. Collins, CO Springhill Suites, Flagstaff, AZ Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Country Inn & Suites, Charleston, WV Holiday Inn Express, Charleston, WV Staybridge Suites, Ridgeland, MS Residence Inn by Marriott, Ridgeland, MS	67,065	6.10%	20	03/01/32(15)

Secured Revolving Credit Facility	See “--$125 Million Senior Secured Revolving Credit Facility” above	54,426	See “--$125 Million Senior Secured Revolving Credit Facility” above	N/A	05/16/15

Total	$298,433

(1)	As of June 30, 2012, the Prime rate was 3.25% and 90-day LIBOR was 0.46%.
(2)
 Evidenced by three promissory notes, the loan secured by the Hyatt Place located in Atlanta, Georgia has a maturity date of February 1, 2014. The three promissory notes are cross-defaulted and cross-collateralized.

(3)
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

(4)
 Effective June 24, 2012, the Chambers Bank loan was refinanced, extending the maturity date to June 24, 2014.  Summit Hotel Properties, Inc. executed a guaranty limited to non-recourse carve-outs, replacing the guaranty in place from an affiliate of our Predecessor.

(5)
 On June 21, 2012, we assumed a term loan with an outstanding balance of $5.4 million with Merrill Lynch Mortgage Lending, Inc. to purchase the 83 unit Hampton Inn & Suites hotel in Nashville (Smyrna), TN.  The loan is subject to defeasance in the event of payment before maturity.

(6)
 On February 14, 2012, we refinanced this loan.  It now matures February 1, 2017, is amortized over approximately 17 years and bears an annual interest rate of 4.95%.  There is a prepayment penalty of 3% if the loan is paid off in the first two years, 2% in year 3 and 1% in years 4 and 5.  The loan is collateralized by a first mortgage lien on two hotels containing 197 rooms.

(7)
 On January 12, 2012, Carnegie Hotels, LLC, an entity of which we own 90% of the ownership interests, entered into a $19.0 million term loan with Empire Financial Services, Inc.  The interest rate is 6.00% fixed.  The loan matures February 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Atlanta, Georgia. The loan carries a prepayment penalty of two percent (2%) for prepayments occurring before January 13, 2013.

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

(10)
 On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the SpringHill Suites by Marriott in Scottsdale, Arizona with a $5.25 million term loan with GE Capital Financing Inc.  The interest rate is 6.03%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the SpringHill by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $9.75 million loan on the Courtyard by Marriott in Scottsdale, Arizona.

(11)
 On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the Courtyard by Marriott in Scottsdale, Arizona with a $9.75 million term loan with GE Capital Financing Inc.  The interest rate is 6.03%.  The loan matures May 1, 2017 and is secured by a first mortgage lien on the Courtyard by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance.  The loan is cross-defaulted and cross-collateralized with the $5.25 million loan on the SpringHill Suites by Marriott in Scottsdale, Arizona.

(12)
 Effective June 29, 2012, the Bank of the Ozarks loan was refinanced, extending the maturity date to July 10, 2017.  In addition, Bank of the Ozarks advanced an additional $2.6 million, representing the amount available pursuant to the earn-out provision of the loan.  The interest rate was fixed at 5.75% for three years, with the rate at LIBOR plus 3.75% or a fixed rate of 5.5% thereafter.

(13)
 On May 16, 2012, we assumed a term loan with an outstanding balance of $8.7 million with Banc of America Commercial Mortgage, Inc. to purchase the 112 unit Hilton Garden Inn hotel in Nashville (Smyrna), TN.  The loan is subject to defeasance in the event of payment before maturity.

(14)
 The loan carries a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

(15)
 On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 or March 1, 2029.  If the loan is repaid prior to maturity, other than if called by the lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. The yield maintenance premium under the new ING loan is calculated as follows: (A) if the entire amount of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments from the date of prepayment to the maturity date, and (ii) the present value of the amount of principal and interest due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding principal balance as of the date of prepayment; and (B) if only a portion of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments on the pro rata portion of the loan being prepaid, or the release price, from the date of prepayment to the maturity date, and (ii) the present value of the pro rata amount of principal and interest due on the release price due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding amortized principal allocation, as defined in the loan agreement, as of the date of prepayment.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Capital Expenditures

During the first half of 2012 we have spent approximately $10.6 million, of the $20.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at our 61 same-store hotels.  During 2012, we have spent approximately $1.2 million, of the $5.1 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at the five hotels acquired during 2011 and six hotels acquired during the first six months of 2012.  We currently have renovations underway at four of our hotels.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of June 30, 2012 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$353.0	$17.0	$114.2	$89.8	$132.0
Operating Lease obligations	37.4	0.4	0.9	1.0	35.1
Total	$390.4	$17.4	$115.1	$90.8	$167.1

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

Recent Developments

On July 2, 2012, we purchased from an unaffiliated third party a 96 unit Residence Inn hotel in Arlington, Texas for a purchase price of approximately $15.5 million, or approximately $161,458 per key.  We expect to perform very minor renovations.  We funded the purchase price for this acquisition with a draw on our credit facility.  We engaged InterMountain Hotels to manage the hotel pursuant to a hotel management agreement.

On August 7, 2012, we added three properties as collateral to the borrowing base on our secured revolving credit facility with Deutsche Bank. The properties include the 90 unit Courtyard by Marriott located in El Paso, Texas, the 103 unit Courtyard by Marriott located in Arlington, Texas and the 96 unit Residence Inn located in Arlington Texas. With the addition of the three properties, we have a total of $110.7 million available on the line of credit.

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

As of June 30, 2012, approximately 69.1%, or approximately $206.1 million, of our debt bore fixed interest rates and approximately 30.9%, or approximately $92.3 million bore variable interest rates.  For these purposes, we include as fixed interest rate debt the loans for which we have contractual arrangements to hedge against interest rate increases on our outstanding variable-rate indebtedness.  Assuming no increase in the amount of our variable rate debt, and considering our hedging arrangements and the existing floor interest rates on several of our loans, if the index rates on our variable rate debt were to increase by 100 basis points, our cash flow would decrease by approximately $0.6 million per year.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $6.7 million of our long-term debt will mature during the next 12 months, which amount is comprised of $6.7 million amortizing principal paid in regular monthly payments.  We have no loans with balloon payments during the next 12 months.

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

 Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

 Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

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

In addition to the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2011, we believe we are subject to the following risk:

Hedging against interest rate exposure may adversely affect us.

On May 4, 2012, we entered into contractual arrangements to hedge against interest rate increases on approximately $29.5 million of our outstanding variable-rate indebtedness.  In the future, we intend to continue to manage our exposure to interest rate volatility by using hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

● interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

● available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

● the duration of the hedge may not match the duration of the related liability;

● the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

● the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1
Third Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc. and Summit Hospitality I, LLC, and Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank and US Bank National Association, dated May 16, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 9, 2012	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

	By:	Summit Hotel GP, LLC, its general partner

	By:	Summit Hotel Properties, Inc., its sole member

Date: August 9, 2012	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Third Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc. and Summit Hospitality I, LLC, and Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank and US Bank National Association, dated May 16, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

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