Form 10-Q
period 2012-09-30
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2012-11-07
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 46,159,652 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as “Common Units” was 5,226,375, excluding Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended September 30, 2012 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  As of September 30, 2012, Summit REIT owned approximately 83.8% of the issued and outstanding common units of partnership interest of Summit OP (“Common Units”), including the sole general partnership interest held by the General Partner.  As of September 30, 2012, Summit REIT owned 100% of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”).  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining Common Units of Summit OP are owned by third parties.

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

We believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company.  Summit REIT has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2011.

As of September 30, 2012, Summit REIT’s only material assets were its ownership of Common Units and Series A Preferred Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of September 30, 2012, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Series A Preferred Units.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

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

Finally, we refer to a number of other entities in this report as follows.  Unless the context otherwise requires or indicates, references in this report to:

●	“the LLC” refer to Summit Hotel Properties, LLC and references to “our predecessor” include the LLC and its consolidated subsidiaries;

●
“our TRSs” refer to Summit Hotel TRS, Inc., a Delaware corporation, and Summit Hotel TRS II, Inc., a Delaware corporation, and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;

●	“our TRS lessees” refer to the wholly owned subsidiaries of our TRSs that lease our hotels from Summit OP or subsidiaries of Summit OP; and

●
“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and former Class C Member, which is wholly owned by our Executive Chairman, Kerry W. Boekelheide.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$10,287,841	$10,537,132
Restricted cash	4,275,143	1,464,032
Trade receivables	6,666,212	3,424,630
Prepaid expenses and other	4,390,302	4,268,393
Land held for development	19,006,473	20,294,973
Property and equipment, net	572,525,464	498,876,238
Deferred charges and other assets, net	8,986,646	8,923,906
Deferred tax benefit	2,708,849	2,195,820
Other assets	4,257,462	4,019,870
TOTAL ASSETS	$633,104,392	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,254,050	$1,670,994
Derivative liabilities	522,564	-
Accrued expenses	17,723,139	15,781,577
Mortgages and notes payable	312,250,257	217,103,728
TOTAL LIABILITIES	331,750,010	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share (liquidation preference of $50,385,417),
100,000,000 shares authorized, 2,000,000 issued and outstanding	20,000	20,000
Common stock, $.01 par value per share, 450,000,000 shares authorized,
31,501,219 and 27,278,000 issued and outstanding, respectively	315,012	272,780
Additional paid-in capital	285,168,804	288,902,331
Accumulated other comprehensive income (loss)	(430,921)	-
Accumulated deficit and distributions	(24,813,858)	(11,020,151)
Total stockholders' equity	260,259,037	278,174,960
Noncontrolling interest	41,095,345	41,273,735
TOTAL EQUITY	301,354,382	319,448,695

TOTAL LIABILITIES AND EQUITY	$633,104,392	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Summit Hotel Properties, Inc.				Summit Hotel Properties, LLC (Predecessor)
	Three months ended 09/30/12	Three months ended 09/30/11	Nine months ended 09/30/12	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$50,062,745	$39,589,802	$135,132,550	$93,598,363	$13,761,984
Other hotel operations revenue	1,171,162	846,774	3,292,311	1,972,692	330,251
Total Revenue	51,233,907	40,436,576	138,424,861	95,571,055	14,092,235

EXPENSES
Hotel operating expenses
Rooms	13,990,364	11,789,795	39,036,709	27,715,406	4,783,081
Other direct	5,957,531	5,371,116	15,983,050	12,305,241	2,533,904
Other indirect	13,690,221	10,354,525	37,492,154	23,964,794	4,521,906
Other	226,496	243,434	669,500	517,519	73,038
Total hotel operating expenses	33,864,612	27,758,870	93,181,413	64,502,960	11,911,929
Depreciation and amortization	8,503,841	8,108,644	24,836,200	17,937,342	3,288,931
Corporate general and administrative:
Salaries and other compensation	1,645,359	791,044	3,563,325	2,168,560	-
Other	823,480	625,609	2,757,611	2,166,420	-
Loan transaction costs	227,577	-	650,687	-	-
Hotel property acquisition costs	245,782	181,892	1,573,015	181,892	-
Total Expenses	45,310,651	37,466,059	126,562,251	86,957,174	15,200,860

INCOME (LOSS) FROM OPERATIONS	5,923,256	2,970,517	11,862,610	8,613,881	(1,108,625)

OTHER INCOME (EXPENSE)
Interest income	17,863	553	19,554	14,780	7,139
Other income	22,697	-	497,273	-	-
Interest expense	(4,048,676)	(3,337,485)	(11,747,874)	(9,753,543)	(4,477,631)
Gain (loss) on disposal of assets	(12,206)	-	(198,795)	(36,031)	-
Gain (loss) on derivatives	(775)	-	(1,787)	-	-
Total Other Income (Expense)	(4,021,097)	(3,336,932)	(11,431,629)	(9,774,794)	(4,470,492)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,902,159	(366,415)	430,981	(1,160,913)	(5,579,117)

INCOME TAX (EXPENSE) BENEFIT	(313,199)	1,688	98,657	(495,967)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,588,960	(364,727)	529,638	(1,656,880)	(5,904,356)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	51,866	406,149	(2,050,413)	688,042	(302,200)

NET INCOME (LOSS)	1,640,826	41,422	(1,520,775)	(968,838)	(6,206,556)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	78,448	11,184	(1,266,822)	(261,586)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT
HOTEL PROPERTIES, INC./PREDECESSOR	1,562,378	30,238	(253,953)	(707,252)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(3,468,750)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON	$406,128	$30,238	$(3,722,703)	$(707,252)	$(6,206,556)
STOCKHOLDERS/MEMBERS

Basic and diluted net income (loss) per share
from continuing operations:	$0.01	$(0.01)	$(0.08)	$(0.05)
Basic and diluted net income (loss) per share
from discontinued operations:	0.00	0.01	(0.05)	0.02
Basic and diluted net income (loss) per share:	$0.01	$0.00	$(0.13)	$(0.03)
Weighted-average common shares outstanding:
Basic	31,308,480	27,278,000	29,713,213	27,278,000
Diluted	31,501,219	27,278,000	29,713,213	27,278,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Summit Hotel Properties, Inc.				Summit Hotel Properties, LLC (Predecessor)
	Three months ended 09/30/12	Three months ended 09/30/11	Nine months ended 09/30/12	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11

NET INCOME (LOSS)	$1,640,826	$41,422	$(1,520,775)	$(968,838)	$(6,206,556)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(240,948)	-	(520,777)	-	-
Total other comprehensive income (loss)	(240,948)	-	(520,777)	-	-

COMPREHENSIVE INCOME (LOSS)	1,399,878	41,422	(2,041,552)	(968,838)	(6,206,556)

COMPREHENSIVE INCOME (LOSS)
ATTRIBUTABLE TO NONCONTROLLING INTEREST	39,441	-	(1,356,678)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO SUMMIT HOTEL PROPERTIES, INC./PREDECESSOR	1,360,437	41,422	(684,874)	(968,838)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(3,468,750)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS/MEMBERS	$204,187	$41,422	$(4,153,624)	$(968,838)	$(6,206,556)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	# of Shares		# of Shares			Accumulated Other	Accumulated	Total
	of Preferred	Preferred	of Common	Common	Additional	Comprehensive	Deficit and	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Interest	Equity

BALANCES, JANUARY 1, 2012	2,000,000	$20,000	27,278,000	$272,780	$288,902,331	$-	$(11,020,151)	$278,174,960	$41,273,735	$319,448,695

Summit Hotel Properties, Inc.
Registration and offering costs	-	-	-	-	(707,101)	-	-	(707,101)	-	(707,101)
Common stock redemption of common units	-	-	4,015,192	40,152	(3,670,596)	-	-	(3,630,444)	3,630,444	-
Dividends paid	-	-	-	-	-	-	(13,539,754)	(13,539,754)	(2,589,159)	(16,128,913)
Stock awards	-	-	208,027	2,080	(2,080)	-	-	-	-	-
Equity-based compensation	-	-	-	-	646,250	-	-	646,250	137,003	783,253
Other comprehensive income (loss)	-	-	-	-	-	(430,921)	-	(430,921)	(89,856)	(520,777)
Net income (loss)	-	-	-	-	-	-	(253,953)	(253,953)	(1,266,822)	(1,520,775)

BALANCES, SEPTEMBER 30, 2012	2,000,000	$20,000	31,501,219	$315,012	$285,168,804	$(430,921)	$(24,813,858)	$260,259,037	$41,095,345	$301,354,382

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(1,520,775)	$(7,175,394)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	25,161,462	22,069,954
Amortization of prepaid lease	35,550	35,550
Loss on impairment of assets	2,098,000	-
Equity-based compensation	783,253	353,685
Deferred tax benefit	(513,029)	-
(Gain) loss on derivatives	1,787	-
(Gain) loss on disposal of assets	198,795	36,031
Changes in operating assets and liabilities:
Trade receivables	(2,903,582)	(2,448,764)
Prepaid expenses and other	(121,909)	4,125,239
Accounts payable and related party accounts payable	(416,944)	(736,091)
Income tax receivable	453,369	-
Accrued expenses	1,630,562	3,918,188
Restricted cash released (funded)	(265,432)	(256,354)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,621,107	19,922,044

INVESTING ACTIVITIES
Land and hotel acquisitions	(65,949,000)	(50,017,000)
Purchases of other property and equipment	(17,984,149)	(21,234,766)
Proceeds from asset dispositions, net of closing costs	18,421,047	359,936
Restricted cash released (funded)	(2,545,679)	660,135

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(68,057,781)	(70,231,695)

FINANCING ACTIVITIES
Proceeds from issuance of debt	142,585,266	65,382,528
Principal payments on debt	(80,541,737)	(228,228,653)
Financing fees on debt	(2,020,132)	(3,953,546)
Proceeds from equity offerings, net of offering costs	(707,101)	240,840,458
Distributions to members and dividends paid	(16,128,913)	(14,590,474)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,187,383	59,450,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	(249,291)	9,140,662

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$10,287,841	$17,118,080

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$11,636,683	$15,632,256

Cash payments for state income taxes, net of refunds	$392,945	$616,276

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011
ASSETS

Cash and cash equivalents	$10,287,841	$10,537,132
Restricted cash	4,275,143	1,464,032
Trade receivables	6,666,212	3,424,630
Prepaid expenses and other	4,390,302	4,268,393
Land held for development	19,006,473	20,294,973
Property and equipment, net	572,525,464	498,876,238
Deferred charges and other assets, net	8,986,646	8,923,906
Deferred tax benefit	2,708,849	2,195,820
Other assets	4,257,462	4,019,870
TOTAL ASSETS	$633,104,392	$554,004,994

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable	$1,254,050	$1,670,994
Derivative liabilities	522,564	-
Accrued expenses	17,723,139	15,781,577
Mortgages and notes payable	312,250,257	217,103,728
TOTAL LIABILITIES	331,750,010	234,556,299

COMMITMENTS AND CONTINGENCIES

EQUITY
Partners' equity:
Summit Hotel Properties, Inc., 31,501,219 and 27,278,000 common units outstanding, respectively, and 2,000,000 preferred units outstanding,
(liquidation preference of $50,385,417)	260,259,037	278,174,960
Unaffiliated limited partners, 6,084,808 and 10,100,000 common units
outstanding, respectively	41,095,345	41,273,735
TOTAL EQUITY	301,354,382	319,448,695

TOTAL LIABILITIES AND EQUITY	$633,104,392	$554,004,994

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Summit Hotel OP, LP				Summit Hotel Properties, LLC (Predecessor)
	Three months ended 09/30/12	Three months ended 09/30/11	Nine months ended 09/30/12	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11

REVENUE
Room revenue	$50,062,745	$39,589,802	$ 135,132,550	$93,598,363	$13,761,984
Other hotel operations revenue	1,171,162	846,774	3,292,311	1,972,692	330,251
Total Revenue	51,233,907	40,436,576	138,424,861	95,571,055	14,092,235

EXPENSES
Hotel operating expenses
Rooms	13,990,364	11,789,795	39,036,709	27,715,406	4,783,081
Other direct	5,957,531	5,371,116	15,983,050	12,305,241	2,533,904
Other indirect	13,690,221	10,354,525	37,492,154	23,964,794	4,521,906
Other	226,496	243,434	669,500	517,519	73,038
Total hotel operating expenses	33,864,612	27,758,870	93,181,413	64,502,960	11,911,929
Depreciation and amortization	8,503,841	8,108,644	24,836,200	17,937,342	3,288,931
Corporate general and administrative:
Salaries and other compensation	1,645,359	791,044	3,563,325	2,168,560	-
Other	823,480	625,609	2,757,611	2,166,420	-
Loan transaction costs	227,577	-	650,687	-	-
Hotel property acquisition costs	245,782	181,892	1,573,015	181,892	-
Total Expenses	45,310,651	37,466,059	126,562,251	86,957,174	15,200,860

INCOME (LOSS) FROM OPERATIONS	5,923,256	2,970,517	11,862,610	8,613,881	(1,108,625)

OTHER INCOME (EXPENSE)
Interest income	17,863	553	19,554	14,780	7,139
Other income	22,697	-	497,273	-	-
Interest expense	(4,048,676)	(3,337,485)	(11,747,874)	(9,753,543)	(4,477,631)
Gain (loss) on disposal of assets	(12,206)	-	(198,795)	(36,031)	-
Gain (loss) on derivatives	(775)	-	(1,787)	-	-
Total Other Income (Expense)	(4,021,097)	(3,336,932)	(11,431,629)	(9,774,794)	(4,470,492)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,902,159	(366,415)	430,981	(1,160,913)	(5,579,117)

INCOME TAX (EXPENSE) BENEFIT	(313,199)	1,688	98,657	(495,967)	(325,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,588,960	(364,727)	529,638	(1,656,880)	(5,904,356)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	51,866	406,149	(2,050,413)	688,042	(302,200)

NET INCOME (LOSS)	1,640,826	41,422	(1,520,775)	(968,838)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(3,468,750)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	$484,576	$41,422	$(4,989,525)	$(968,838)	$(6,206,556)

Basic and diluted net income (loss) per unit
from continuing operations:	$0.01	$(0.01)	$(0.08)	$(0.05)
Basic and diluted net income (loss) per unit
from discontinued operations:	0.00	0.01	(0.05)	0.02
Basic and diluted net income (loss) per unit:	$0.01	$0.00	$(0.13)	$(0.03)
Weighted-average common units outstanding:
Basic	37,393,288	37,378,000	37,384,795	37,378,000
Diluted	37,586,027	37,378,000	37,384,795	37,378,000

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Summit Hotel OP, LP				Summit Hotel Properties, LLC (Predecessor)
	Three months ended 09/30/12	Three months ended 09/30/11	Nine months ended 09/30/12	Period 2/14/11 through 9/30/11	Period 1/1/11 through 2/13/11

NET INCOME (LOSS)	$1,640,826	$41,422	$(1,520,775)	$(968,838)	$(6,206,556)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	(240,928)	-	(520,777)	-	-
Total other comprehensive income (loss)	(240,928)	-	(520,777)	-	-

COMPREHENSIVE INCOME (LOSS)	1,399,898	41,422	(2,041,552)	(968,838)	(6,206,556)

PREFERRED DIVIDENDS	(1,156,250)	-	(3,468,750)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO COMMON UNIT HOLDERS	$243,648	$41,422	$(5,510,302)	$(968,838)	$(6,206,556)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Preferred	Common
			Total
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Equity

BALANCES, JANUARY 1, 2012	$47,875,094	$230,299,866	$41,273,735	$319,448,695

Summit Hotel OP, LP
Registration and offering costs	-	(707,101)	-	(707,101)
Common stock redemption of common units	-	(3,630,444)	3,630,444	-
Distributions	(3,468,750)	(10,071,004)	(2,589,159)	(16,128,913)
Equity-based compensation	-	646,250	137,003	783,253
Other comprehensive income (loss)		(430,921)	(89,856)	(520,777)
Net income (loss)	3,468,750	(3,722,703)	(1,266,822)	(1,520,775)

BALANCES, SEPTEMBER 30, 2012	$47,875,094	$212,383,943	$41,095,345	$301,354,382

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(1,520,775)	$(7,175,394)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	25,161,462	22,069,954
Amortization of prepaid lease	35,550	35,550
Loss on impairment of assets	2,098,000	-
Equity-based compensation	783,253	353,685
Deferred tax benefit	(513,029)	-
(Gain) loss on derivatives	1,787	-
(Gain) loss on disposal of assets	198,795	36,031
Changes in operating assets and liabilities:
Trade receivables	(2,903,582)	(2,448,764)
Prepaid expenses and other	(121,909)	4,125,239
Accounts payable and related party accounts payable	(416,944)	(736,091)
Income tax receivable	453,369	-
Accrued expenses	1,630,562	3,918,188
Restricted cash released (funded)	(265,432)	(256,354)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,621,107	19,922,044

INVESTING ACTIVITIES
Land and hotel acquisitions	(65,949,000)	(50,017,000)
Purchases of other property and equipment	(17,984,149)	(21,234,766)
Proceeds from asset dispositions, net of closing costs	18,421,047	359,936
Restricted cash released (funded)	(2,545,679)	660,135

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(68,057,781)	(70,231,695)

FINANCING ACTIVITIES
Proceeds from issuance of debt	142,585,266	65,382,528
Principal payments on debt	(80,541,737)	(228,228,653)
Financing fees on debt	(2,020,132)	(3,953,546)
Contributions, net of offering costs	(707,101)	240,840,458
Distributions	(16,128,913)	(14,590,474)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,187,383	59,450,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	(249,291)	9,140,662

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537,132	7,977,418

END OF PERIOD	$10,287,841	$17,118,080

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$11,636,683	$15,632,256

Cash payments for state income taxes, net of refunds	$392,945	$616,276

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

As of September 30, 2012, our real estate investment portfolio consists of 73 upscale, upper midscale and midscale hotels with a total of 7,533 guestrooms located in small, mid-sized and suburban markets in 20 states (see Note 3 for new acquisitions).  The hotels are leased to subsidiaries (“TRS Lessees”) of the Company’s taxable REIT subsidiaries (“TRSs”).  The Company indirectly owns 100% of the outstanding equity interests in the TRS Lessees.

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
SEPTEMBER 30, 2012

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and their subsidiaries.  The accompanying condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation with no impact to net income, shareholders’ equity or cash flows.

Recent Accounting Pronouncements

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update was effective for interim and fiscal years beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 was effective for interim and fiscal years beginning after December 15, 2011.  In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The adoption of this ASU did not have an impact on the consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Revenue Recognition

Revenue is recognized when rooms are occupied and services have been rendered.

Derivatives and Hedges

We use interest rate derivatives to hedge our risks on variable-rate debt. We apply hedge accounting to our interest rate swap derivatives. Interest rate derivatives could include swaps, caps, and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

All derivatives are recorded at fair value and reported as a derivative asset or liability in the condensed consolidated balance sheets.   For interest rate derivatives designated as cash flow hedges:

a) the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive income (loss) in the equity section of the condensed consolidated balance sheets and reclassified to interest expense in the condensed consolidated statements of operations in the period during which the hedged transaction affects earnings; and

b) the ineffective portion of changes in fair value is recognized directly in earnings “gain (loss) on derivatives” in the condensed consolidated statements of operations.

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

Our estimates of the fair value of financial instruments as of September 30, 2012 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

As of September 30, 2012, the aggregate fair value of our consolidated mortgages and notes payable, (Level 2) is approximately $313.0 million, compared to the aggregate carrying value of approximately $312.3 million on our condensed consolidated balance sheet.

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Depreciation and Amortization

Hotels are carried at cost and depreciated using the straight-line method over an estimated useful life of 27 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets.  Depreciation and amortization expense consists of depreciation of real property, amortization of deferred financing costs and amortization of franchise fees.  Depreciation expense was $7,780,890 and $7,097,918 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation expense was $22,794,069 and $19,582,596 for the nine months ended September 30, 2012 and 2011, respectively.  Amortization of deferred financing costs was $572,852 and $1,153,043 for the three months ended September 30, 2012 and 2011, respectively.  Amortization of deferred financing costs was $1,795,545 and $1,770,368 for the nine months ended September 30, 2012 and 2011, respectively.  Amortization of franchise fees was $150,099 and $140,954 for the three months ended September 30, 2012 and 2011, respectively.  Amortization of franchise fees was $571,848 and $716,990 for the nine months ended September 30, 2012 and 2011, respectively.

Long-Lived Assets and Impairment

We apply the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel and related assets may be impaired. Factors that could trigger an impairment analysis include, among others: (1) significant underperformance relative to historical or projected operating results, (2) significant changes in the manner of use of a hotel or the strategy of our overall business, (3) a significant increase in competition, (4) a significant adverse change in legal factors or regulations or (5) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to record the hotel at fair value.

During the second quarter of 2012, the Company disposed of three hotels located in Twin Falls, ID for a sales price of $16.5 million.  During the third quarter of 2012, the Company disposed of a hotel in Missoula, MT for a sales price of $1.9 million.  As a result of entering into these sales agreements, we recorded an impairment loss within income (loss) from discontinued operations of approximately $932,000 and $1,166,000 during the first and second quarters of 2012, respectively, for those assets as the anticipated net proceeds were less than the carrying value.

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
SEPTEMBER 30, 2012

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

NOTE 2 - EQUITY

Common Shares

On February 14, 2011, the Company completed an underwritten public offering and concurrent private placement of 27,274,000 common shares, par value of $.01 per share.  Upon completion of the offering, the Company issued 4,000 common shares to our independent directors pursuant to the 2011 Equity Incentive Plan.  Effective February 14, 2011, the Company granted options to purchase 940,000 common shares (see Note 7).

On April 2, 2012, the Company issued an aggregate of 3,270,062 shares of common stock to limited partners of our operating partnership in connection with the redemption of their common units (see Note 6).  During the second quarter of 2012, the Company also issued 208,027 common shares to our independent directors and executive officers pursuant to the 2011 Equity Incentive Plan (see Note 7).  As a result, the Company’s outstanding common shares increased to 30,756,089 as of June 30, 2012.

On July 2, 2012, the Company issued an aggregate of 745,130 shares of common stock to limited partners of our operating partnership in connection with the redemption of their common units (see Note 6).   As a result, the Company’s outstanding common shares increased to 31,501,219 as of September 30, 2012.

The Company paid dividends of $.1125 per share on May 31, 2011; August 31, 2011; February 28, 2012; May 31, 2012 and August 31, 2012.

Preferred Shares

On October 28, 2011, the Company completed an underwritten public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock, par value of $.01 per share.  Dividends are payable quarterly in arrears on or about the last day of February, May, August and November of each year.  The Company paid dividends of $.578125 per share on February 28, 2012; May 31, 2012; and August 31, 2012.

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

We acquired three hotels during the first quarter of 2012.  We purchased the Courtyard by Marriott in Atlanta, GA on January 12, 2012 for approximately $28.5 million, the Hilton Garden Inn in Birmingham, AL for approximately $11.5 million on February 28, 2012, and another Hilton Garden Inn in Birmingham, AL for approximately $8.6 million on February 28, 2012.  We assumed debt of approximately $19.0 million on the Atlanta, GA acquisition.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

We acquired three hotels during the second quarter of 2012.  We purchased the Hilton Garden Inn in Smyrna, TN on May 16, 2012 for approximately $11.5 million, the Hampton Inn & Suites in Smyrna, TN on June 21, 2012 for approximately $8.0 million, and the Courtyard by Marriott in Arlington, TX on May 16, 2012 for approximately $15.0 million.  We assumed debt of approximately $14.1 million on the two hotel acquisitions in Smyrna, TN.

We acquired one hotel during the third quarter of 2012.  We purchased the Residence Inn in Arlington, TX on July 2, 2012 for approximately $15.5 million.

The following table illustrates our initial allocation of the aggregated purchase prices for the hotel acquisitions discussed above during 2011 and 2012. The allocations for certain of our acquisitions are based on preliminary information and are, therefore, subject to change.

	2012	2011
	(in thousands)	(in thousands)

Land	$9,843	$7,254
Hotel buildings and improvements	84,757	41,368
Furniture, fixtures and equipment	4,425	1,428
Other assets	338	365
Total assets acquired	99,363	50,415
Other liabilities	311	398
Debt acquired	33,103	-
Total liabilities acquired	33,414	398
Net assets acquired	$65,949	$50,017

Total revenues and net income (loss) for the three and nine months ended September 30, 2012 of hotels acquired during the nine months ended September 30, 2012 and the year ended December 31, 2011, which are included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, were as follows (in thousands):

	For the three months ended		For the nine months ended
2012 acquisitions	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$5,808	$-	$11,457	$-
Net income	$448	$-	$1,055	$-

	For the three months ended		For the nine months ended
2011 acquisitions	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$4,338	$4,022	$12,496	$6,222
Net income	$748	$913	$2,070	$1,474

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$51,234	$45,916	$144,338	$130,658
Net income (loss)	$485	$153	$(4,193)	$(6,090)
Net income (loss) per share
attributable to common
shareholders - basic and diluted	$0.01	$0.00	$(0.11)	$(0.16)

NOTE 4 - DEBT OBLIGATIONS

Mortgage loans and notes payable at September 30, 2012 and December 31, 2011, are comprised of the following (dollars in millions):

	2012	2011
	(in millions)	(in millions)

Fixed-rate mortgage loans	$204.9	$122.6
Variable-rate mortgage loans	107.4	94.5
	$312.3	$217.1

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
SEPTEMBER 30, 2012

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

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

On May 17, 2012, we entered into a Third Amendment to Credit Agreement to our $125.0 million revolving credit facility with Deutsche Bank AG New York Branch, which resulted in the Company being able to borrower a higher percentage of the value of each property in the borrowing base, an extended termination date of the facility, a decrease in the interest rate, a reduction in the unused fee, and a reduction in the leverage requirement and the consolidated fixed charge coverage ratio requirements. The terms of the credit facility, as amended, are described in the summary below.

The credit facility matures May 16, 2015, with an option to extend for one additional year if we meet certain requirements. Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 60% of the aggregate appraised value of the borrowing base assets and (3) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of September 30, 2012, 26 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $112.0 million, of which we had approximately $69.9 million borrowed, approximately $1.3 million in standby letters of credit and approximately $40.8 million available to borrow. On August 7, 2012, we added three properties as collateral to the borrowing base on our secured revolving credit facility. The properties include the 90 unit Courtyard by Marriott located in El Paso, Texas, the 103 unit Courtyard by Marriott located in Arlington, Texas and the 96 unit Residence Inn located in Arlington Texas.

NOTE 5 - DISCONTINUED OPERATIONS

The Company has adjusted its consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 to reflect discontinued operations of four consolidated hotel properties sold during this period pursuant to the plan for hotel dispositions.  These adjustments have no impact on the Company’s net income (loss) or the net income (loss) per share.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Condensed results of operations for these hotel properties included in discontinued operations are as follows:

	Summit Hotel Properties, Inc.				Summit Hotel Properties, LLC (Predecessor)
	Three months ended 09/30/12	Three months ended 09/30/11	Nine months ended 09/30/12	Period 2/14/11 to 9/30/11	Period 1/1/11 to 2/13/11

REVENUE	$157,284	$1,893,129	$2,069,253	$4,156,363	$506,058

EXPENSES
Rooms	42,802	499,243	715,991	1,217,332	177,369
Other direct	17,625	173,309	252,089	391,601	123,856
Other indirect	42,425	412,432	612,819	915,732	164,368
Loss on impairment of assets	-	-	2,098,000	-	-
Depreciation and amortization	-	283,271	325,262	703,396	140,285
	102,852	1,368,255	4,004,161	3,228,061	605,878

INCOME (LOSS) FROM OPERATIONS	54,432	524,874	(1,934,908)	928,302	(99,820)

OTHER INCOME (EXPENSE)
Interest expense	-	(118,850)	(130,736)	(221,561)	(188,585)

INCOME (LOSS) BEFORE TAXES	54,432	406,024	(2,065,644)	706,741	(288,405)

INCOME TAX (EXPENSE) BENEFIT	(2,566)	125	15,231	(18,699)	(13,795)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$51,866	$406,149	$(2,050,413)	$688,042	$(302,200)

NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	$8,397	$109,747	$(420,745)	$185,917	$(81,658)
NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS ATTRIBUTABLE TO
COMMON STOCKHOLDERS/MEMBERS	$43,469	$296,402	$(1,629,668)	$502,125	$(220,542)

NOTE 6 - NONCONTROLLING INTERESTS

As of September 30, 2012, limited partners of the Operating Partnership other than the Company owned 6,084,808 Common Units representing an approximate 16% limited partnership interest in the Operating Partnership.  Pursuant to the limited partnership agreement, redemption rights of the limited partners other than the Company enable those limited partners, at their election, to cause the Operating Partnership to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of shares of the Company’s common stock at the time of redemption, or at the Company’s option, shares of the Company’s common stock, on a one-for-one basis.  The number of shares of the Company’s common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

The Company classifies these Common Units as noncontrolling interests as a component of permanent equity on the September 30, 2012 condensed consolidated balance sheet. The share of net income (loss) allocated to these Common Units is reported on the accompanying condensed consolidated statement of operations for three and nine months ended September 30, 2012 and the period of February 14, 2011 through September 30, 2011 as net income (loss) attributable to noncontrolling interests. During the second and third quarters of 2012, 3,270,062 and 745,130 Common Units were redeemed, respectively, and the Company elected to issue shares of Common Stock to the holders.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

NOTE 7 - EQUITY-BASED COMPENSATION

The Company measures and recognizes compensation expense for all equity-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock awards have been determined to be equity-classified awards.

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

2011

Expected dividend yield at date of grant	5.09%
Expected stock price volatility	56.6%
Risk-free interest rate	2.57%
Expected life of options (in years)	6.5

Weighted average estimated fair value of
options at grant date per share	$3.48

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

For the three months ended September 30, 2012 and 2011, the Company recognized $125,874 and $51,201, respectively, of share-based compensation expense related to these stock options.  For the nine months ended September 30, 2012 and 2011, the Company recognized $377,622 and $314,685, respectively, of share-based compensation expense related to these stock options.  As of September 30, 2012, there was $2.5 million of total unrecognized compensation costs related to these stock options.  These costs are expected to be primarily recognized over an average period of 4.9 years.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

The following table summarizes stock option activity under the Company’s 2011 Equity Incentive Plan for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	940,000	$9.75	9.1	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	(47,000)	$9.75	-	$-
Outstanding at September 30, 2012	893,000	$9.75	8.5	$-	(¹)
Exercisable at September 30, 2012	178,600	$9.75	8.5	$-

(1) Exercise price exceeds our market price at September 30, 2012.

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

A summary of the non-vested shares as of September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	-	$
Granted	192,739		7.78
Vested	-
Forfeited	-
Non-vested at September 30, 2012	192,739		$7.78

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

For the three and nine months ended September 30, 2012, the Company recognized $142,810 and $285,620, respectively, of share-based compensation expense related to these restricted share awards.  As of September 30, 2012, there was $1.3 million of total unrecognized compensation costs related to non-vested share awards.  These costs are expected to be primarily recognized over an average period of 2.5 years.

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

Summit Hotel Properties, Inc.
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Income from continuing operations	$1,588,960	$(364,727)	$529,638	$(1,656,880)
Less: preferred dividend requirements	(1,156,250)	-	(3,468,750)	-
noncontrolling interest adjustments	(70,051)	98,563	846,077	447,503
allocation to participating securities	-	-	(24,780)	-
Net income (loss) attributable to common
shareholders from continuing operations	362,659	(266,164)	(2,117,815)	(1,209,377)
Net income (loss) attributable to common
shareholders from discontinued operations	43,469	296,402	(1,629,668)	502,125
Net income (loss) attributable to common
shareholders - basic and diluted	$406,128	$30,238	$(3,747,483)	$(707,252)

Denominator:
Weighted average number of common
shares - basic	31,308,480	27,278,000	29,713,213	27,278,000
- diluted	31,501,219	27,278,000	29,713,213	27,278,000

Earnings per Common Share - Basic and
Diluted:
Net income (loss) attributable to common
shareholders from continuing operations	$0.01	$(0.01)	$(0.08)	$(0.05)
Net income (loss) attributable to common
shareholders from discontinued operations	0.00	0.01	$(0.05)	0.02
Net income (loss) attributable to common
shareholders	$0.01	$0.00	$(0.13)	$(0.03)

As of September 30, 2012 and 2011, we had 893,000 and 940,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of the common shares.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Summit Hotel OP, LP
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Income from continuing operations	$1,588,960	$(364,727)	$529,638	$(1,656,880)
Less: preferred dividend requirements	(1,156,250)	-	(3,468,750)	-
Net income (loss) attributable to common
shareholders from continuing operations	432,710	(364,727)	(2,939,112)	(1,656,880)
Net income (loss) attributable to common
shareholders from discontinued operations	51,866	406,149	(2,050,413)	688,042
Net income (loss) attributable to common
shareholders - basic and diluted	$484,576	$41,422	$(4,989,525)	$(968,838)

Denominator:
Weighted average number of common
shares - basic	37,393,288	37,378,000	37,384,795	37,378,000
- diluted	37,586,027	37,378,000	37,384,795	37,378,000

Earnings per Common Share - Basic and
Diluted:
Net income (loss) attributable to common
shareholders from continuing operations	$0.01	$(0.01)	$(0.08)	$(0.05)
Net income (loss) attributable to common
shareholders from discontinued operations	0.00	0.01	$(0.05)	0.02
Net income (loss) attributable to common
shareholders	$0.01	$0.00	$(0.13)	$(0.03)

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
SEPTEMBER 30, 2012

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2012, the Company recorded $775 and $1,787, respectively, of hedge ineffectiveness in earnings due to slight mismatches in timing of payments.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $228,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$29,280

The maximum length of time over which the Company is hedging its exposure to the transactions related to the payment of variable interest on the existing derivative instruments is approximately seven years.  The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of September 30, 2012 (amounts in thousands).  The Company had no active derivatives as of December 31, 2011.

September 30, 2012
Derivative designated as hedging instruments:
Interest Rate Swaps, liability	$(523)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 (amounts in thousands).  The Company had no active derivatives for the three and nine months ended September 30, 2011.

	Three months ended 9/30/12	Nine months ended 9/30/12
Amount of gain (loss) recognized in accumulated
other comprehensive income on interest rate
derivatives (effective portion)	$(291)	$(587)
Amount of gain (loss) reclassified from accumulated
other comprehensive income into income as interest
expense (effective portion)	$(50)	$(66)
Amount of gain (loss) recognized in income on
derivative instruments (ineffective portion and amounts
excluded from effectiveness testing)	$(1)	$(2)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions whereby, if the Company either defaults or can be declared in default on any of its indebtedness, the Company can also be declared in default on its derivative obligations.

As of September 30, 2012, the fair value of derivatives in a net liability position including any adjustment for nonperformance risk related to these agreements was $522,564. As of September 30, 2012, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at its aggregate termination value of approximately $546,780 at September 30, 2012.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

We have entered into purchase agreements for the acquisition of several existing hotels and are currently engaged in performing due diligence investigations for some of the properties.

In December 2011 and January 2012, arbitration hearings were held to determine our claim against Choice Hotels International, Inc. (“Choice”) that Choice wrongfully terminated 11 of our franchise agreements, and Choice’s counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract and trademark infringement. On April 4, 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice is not entitled to recover liquidated damages in connection with the 11 hotels and that the Company did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded the Company damages in the amount of $298,090 as full settlement of all claims submitted in the arbitration.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND
SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

The Company received these funds on April 30, 2012.   Neither the Company nor Choice was entitled to recover attorney’s fees in connection with the matter.

We have an outstanding agreement to purchase a 178 unit Residence Inn in Salt Lake City, Utah for a purchase price of $20.0 million.

NOTE 11 - SUBSEQUENT EVENTS

Capital Structure

On October 1, 2012, holders of 858,433 Common Units tendered their Common Units for redemption and redeemed on a one-for-one basis with shares of our common stock pursuant to our prospectus filed with the Securities Exchange Commission on March 1, 2012,

On October 3, 2012, Summit REIT completed a public offering of 13,800,000 shares of common stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $107.0 million.

On October 11, 2012, we entered into an agreement to hedge our interest rate on $12.1 million of the outstanding principal balance of the Compass Bank loan, with an effective fixed rate of 4.57%.

Acquisitions

On October 5, 2012, we purchased from affiliates of Hyatt, a portfolio of eight hotels containing an aggregate of 1,043 guestrooms for a purchase price of approximately $87.4 million.

On October 23, 2012, we purchased from an unaffiliated third party a 98 unit Hilton Garden Inn in Fort Worth, Texas for a purchase price of $7.2 million.

Other

On October 30, 2012, we entered into an agreement to fund $20 million in the form of a first mortgage loan on a hotel property located in downtown Minneapolis, Minnesota.  The $20 million represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel.  Subject to certain conditions including the successful conversion of the property, estimated to be completed in summer 2013, we plan to purchase the property.

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

●
the factors described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired 21 hotels with a total of 2,477 guestrooms for purchase prices aggregating approximately $245.2 million. Currently, we own 82 hotels with a total of 8,674 guestrooms located in 21 states. Except for five hotels, which are subject to ground leases, we own our hotels in fee simple.  Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions. As of September 30, 2012, we owned 73 hotels and 56.7% of our guestrooms were located in the top 50 metropolitan statistical areas, or MSAs, and 78.2% were located within the top 100 MSAs.  The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place®).

A substantial majority of our hotels (65 of our 73 hotels as of September 30, 2012) are managed by Interstate Management Company, LLC (“Interstate”) pursuant to a hotel management agreement between Interstate, its affiliates and certain of our TRS lessees.  In addition, our TRS lessees have entered into hotel management agreements with IHG Management (Maryland) LLC (“IHG Management”), an affiliate of IHG, pursuant to which IHG Management manages one hotel, with Courtyard Management Corporation (“Courtyard Management”), an affiliate of Marriott, pursuant to which Courtyard Management manages one hotel, with HP Hotels Management Company, Inc. (“HP Hotels”), pursuant to which HP Hotels manages two of our hotels, with Kana Hotels, Inc. (“Kana Hotels”), pursuant to which Kana Hotels manages two of our hotels, and with InterMountain Management, LLC (“InterMountain”), pursuant to which InterMountain manages two of our hotels.  Our TRS lessees may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenue is derived from hotel operations and consists of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, substantially all of our revenue is room revenue generated from sales of hotel rooms. We also generate, to a much lesser extent, other hotel operations revenue, which consists of ancillary revenue related to meeting rooms and other guest services provided at our hotels.

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

Our Portfolio

As of September 30, 2012, our portfolio consisted of 73 hotels with a total of 7,533 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 36 hotels containing 4,049 guestrooms are “upscale,” 33 hotels containing 3,216 guestrooms are “upper midscale” and four hotels containing 268 guestrooms are “midscale.”  The following table sets forth certain information for our hotels by franchisor as of September 30, 2012:

Franchisor/Brand	Number of Hotels	Number of Rooms

Marriott
Courtyard by Marriott(1)	9	1,058
Fairfield Inn by Marriott	9	784
Fairfield Inn & Suites by Marriott	2	150
Residence Inn by Marriott	5	507
SpringHill Suites by Marriott	8	782
TownePlace Suites by Marriott	1	90
Subtotal	34	3,371
Hilton
DoubleTree by Hilton	1	127
Hampton Inn	7	745
Hampton Inn & Suites	4	473
Hilton Garden Inn	5	579
Homewood Suites	1	91
Subtotal	18	2,015
IHG
Holiday Inn Express	2	157
Holiday Inn Express & Suites	4	365
Holiday Inn	2	262
Staybridge Suites	2	213
Subtotal	10	997
Hyatt
Hyatt Place	4	556
AmericInn
AmericInn®	3	211
Starwood
Aloft®	1	136
Carlson
Country Inn & Suites By Carlson®	2	190
Independent
Aspen Hotel & Suites	1	57
Total(2)	73	7,533

(1)	We own a 90% controlling interest in the Courtyard by Marriott hotel located in Atlanta, Georgia with the obligation to acquire the remaining 10% interest in approximately four years.
(2)
On October 5, 2012, we acquired a portfolio of eight hotels containing 1,043 guestrooms.  On October 23, 2012, we acquired a 98 room hotel.  These nine hotels are not included in the above table, but are described in additional detail in “Recent Developments.”

Results of Operations

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions.  The discussion below compares the results of our operations for the three months ended September 30, 2012 to the three months ended September 30, 2011, and the results of our operations for the nine months ended September 30,  2012 to the combined operating results of our Company for the period from February 14, 2011 through September 30, 2011, and the operations of our predecessor for the period from January 1, 2011 through February 13, 2011. The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements included elsewhere in this report.

Comparison of the Operating Results of Our Company for the Three Months Ended September 30, 2012 to the Operating Results of Our Company for the Three Months Ended September 30, 2011

On May 16, 2012, we sold our three hotels located in Twin Falls, Idaho and on August 15, 2012, we sold our AmericInn hotel in Missoula, Montana.  Accordingly, during the reporting periods we classified these hotels in discontinued operations and do not include their operating results in the discussion below.

The following table presents our results of operations for the three months ended September 30, 2012 and 2011 and includes the amount of change and percentage change between these periods:

	Company	Company	Period-over-Period
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change
			$	%
Total Revenue:	$51,234	$40,437	$10,797	26.7%
Hotel operating expenses:	33,865	27,759	6,106	22.0%
Total expenses:	45,311	37,466	7,845	20.9%
Income from operations:	5,923	2,970	2,953	99.4%
Total other income (expense):	(4,021)	(3,337)	(684)	(20.5)%
Net income (loss):	$1,641	$41	$1,600	3902.4%

Income from Operations. Income from operations increased by approximately $2.9 million to approximately $5.9 million for the three months ended September 30, 2012 from approximately $3.0 million for the three months ended September 30, 2011. This increase was primarily the result of an increase in same-store revenues due to the improving economy and hotel industry fundamentals and renovations made at nine hotels, and accretive income from operations from the twelve hotels acquired in 2011 and 2012.  In addition, the rebranding and upgrades that occurred in 2011 at the hotels involved in the arbitration matter with Choice Hotels International, Inc. (“Choice”) resulted in improved operating results at these hotels in 2012.

Total Revenue. The following tables set forth key operating metrics for our total portfolio (73 hotels as of September 30, 2012 and 66 hotels as of September 30, 2011) and for our same-store portfolio (61 hotels) for the three months ended September 30, 2012 and 2011 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Three Months Ended September 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (73 hotels)(4)	$51,234	73.9%	$97.72	$72.24

Same-Store Portfolio (61 hotels)	$41,088	73.9%	$95.87	$70.85

	Three Months Ended September 30, 2011
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (66 hotels)	$40,437	70.1%	$91.10	$63.86

Same-Store Portfolio (61 hotels)	$36,431	69.7%	$90.00	$62.73

	Percentage Change from Three Months Ended September 30, 2011 to Three Months Ended September 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (73 hotels and 66 hotels)(4)	26.7%	5.4%	7.3%	13.1%

Same-Store Portfolio (61 hotels)	12.8%	6.0%	6.5%	12.9%

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

(4)
The information in the tables above for our total portfolio for the three months ended September 30, 2012 includes revenues from the seven hotels we acquired during the first nine months of 2012 from July 1, 2012 or the date of acquisition of each hotel through September 30, 2012 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full three months of operations for the hotels acquired in the third quarter of 2012.  Furthermore, the tables do not include the operating results in any period of our three hotels located in Twin Falls, Idaho that were sold on May 16, 2012, and one hotel located in Missoula, Montana that was sold on August 15, 2012.

Total revenue, including room and other hotel operations revenue, increased $10.8 million, from $40.4 million in 2011 to $ 51.2 million in 2012.  The increase in revenues is due to an increase in same-store revenues of $4.7 million due to the improving economy and hotel industry fundamentals and renovations made at nine hotels, and accretive revenues of $6.1 million from the twelve hotels acquired in 2011 and 2012.  In addition, the rebranding and upgrades that occurred in 2011 at the hotels involved in the Choice arbitration resulted in improved operating revenues at these hotels in 2012.

Hotel Operating Expenses. Hotel operating expenses increased by $6.1 million from $27.8 million in 2011 to $33.9 million in 2012.  The increase is due in part to the $4.1 million of hotel operating expenses at the twelve hotel properties acquired in 2011 and 2012.  In addition, the increase in same-store hotel operating expenses is due to $2.0 million of variable costs related to the increase in revenue.  Expenses at the same-store hotels declined as a percentage of revenue from 69.4% in the third quarter of 2011 to 66.2% in the third quarter of 2012 due to stability in expenses despite increasing revenues at the hotels.

Depreciation and Amortization.  Depreciation and amortization expense increased by $0.4 million, from $8.1 million in 2011 to $8.5 million in 2012, primarily due to the additional depreciation associated with the seven hotels acquired during the first nine months of 2012.

Corporate General and Administrative.  Corporate general and administrative expenses increased by $1.1 million from $1.4 million in 2011 to $2.5 million in 2012.  The increase in expense was caused by an increase in equity-based compensation, bonus accruals and increases in professional fees and other business services.

Other Income/Expense.  The approximately $0.7 million increase in other income (expense) was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of twelve hotels during 2011 and 2012.

Comparison of the Operating Results of Our Company for the Nine Months Ended September 30, 2012 to the Combined Operating Results of Our Company and Our Predecessor for the Nine Months Ended September 30, 2011

On May 16, 2012, we sold our three hotels located in Twin Falls, Idaho and on August 15, 2012, we sold our AmericInn hotel located in Missoula, Montana.  Accordingly, during the reporting periods we classified these hotels in discontinued operations and do not include their operating results in the discussion below.

The following table presents our results of operations for the nine months ended September 30, 2012 and 2011 and includes the amount of change and percentage change between these periods:

	Company	Company	Our Predecessor	Combined	Period-over-Period
	Nine Months Ended September 30, 2012	Period February 14, 2011 through September 30, 2011	Period January 1, 2011 through February 13, 2011	Nine Months Ended September 30, 2011	Change
					$	%
Total Revenue:	$138,425	$95,571	$14,092	$109,663	$28,762	26.2%
Hotel operating expenses:	93,181	64,503	11,912	76,415	16,766	21.9%
Total expenses:	126,562	86,957	15,201	102,158	24,404	23.9%
Income from operations:	11,863	8,614	(1,109)	7,505	4,358	58.1%
Total other income (expense):	(11,432)	(9,775)	(4,470)	(14,245)	2,813	19.8%
Net income (loss):	$(1,521)	$(969)	$(6,207)	$(7,176)	$5,655	78.8%

Income from Operations. Income from operations increased by approximately $4.4 million to approximately $11.9 million for the nine months ended September 30, 2012 from approximately $7.5 million for the nine months ended September 30, 2011. This increase was primarily the result of an increase in same-store revenues due to the improving economy and hotel industry fundamentals and renovations made at nine hotels, and accretive income from operations from the twelve hotels acquired in 2011 and 2012. In addition, the rebranding and upgrades that occurred in 2011 at the hotels involved in the Choice arbitration resulted in improved operating results at these hotels in 2012.

Total Revenue. The following tables set forth key operating metrics for our total portfolio (73 hotels as of September 30, 2012 and 66 hotels as of September 30, 2011) and for our same-store portfolio (61 hotels) for the nine months ended September 30, 2012 and 2011 (dollars in thousands, except ADR and RevPAR) and the percentage change between those two periods:

	Nine Months Ended September 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (73 hotels)(4)	$138,425	70.9%	$95.83	$67.97

Same-Store Portfolio (61 hotels)	$114,472	70.5%	$93.86	$66.18

	Nine Months Ended September 30, 2011
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (66 hotels)	$109,663	66.8%	$90.80	$60.62

Same-Store Portfolio (61 hotels)	$103,441	66.4%	$90.25	$59.94

	Percentage Change from Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
	Total Revenue	Occupancy(1)	ADR(2)	RevPAR(3)
Total Portfolio (73 hotels and 66 hotels)(4)	26.2%	6.1%	5.5%	12.1%

Same-Store Portfolio (61 hotels)	10.7%	6.2%	4.0%	10.4%

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

(4)
The information in the tables above for our total portfolio for the nine months ended September 30, 2012 includes revenues from the seven hotels we acquired during the first nine months of 2012 from the date of acquisition of each hotel through September 30, 2012 and operating information (occupancy, ADR and RevPAR) for each of the hotels for the period in which it was owned by us. Accordingly, the information does not reflect a full nine months of operations for each of the hotels acquired in the first nine months of 2012.  Furthermore, the tables do not include the operating results in any period of our three hotels located in Twin Falls, Idaho that were sold on May 16, 2012 and the one hotel located in Missoula, Montana that was sold on August 15, 2012.

Total revenue, including room and other hotel operations revenue, increased $28.8 million from $109.7 million in 2011 to $138.4 million in 2012.  The increase in revenue is due to an increase in same-store revenues of $11.0 million due to the improving economy and hotel industry fundamentals and renovations made at nine hotels, and accretive revenues of $17.8 million from the twelve hotels acquired in 2011 and 2012.  In addition, the rebranding and upgrades that occurred in 2011 at the hotels involved in the Choice arbitration resulted in improved operating revenues at these hotels in 2012.

Hotel Operating Expenses. Hotel operating expenses increased by $16.8 million from $76.4 million in 2011 to $93.2 million in 2012.  The increase is primarily due to the $11.7 million of hotel operating expenses at the twelve hotel properties acquired in 2011 and 2012.  In addition, the increase in same-store hotel operating expenses is due to $5.1 million of variable costs related to the increase in revenue.  Expenses at the same-store hotels declined as a percentage of revenue from 70.0% in the first nine months of 2011 to 67.7% in the first nine months of 2012 due to stability in expenses despite increasing revenues at the hotels.

Depreciation and Amortization.  Depreciation and amortization expense increased by $3.6 million, from $21.2 million in 2011 to $24.8 million in 2012, primarily due to the additional depreciation associated with twelve hotels acquired after September 30, 2011.

Corporate General and Administrative.  Corporate general and administrative expenses increased by $2.0 million from $4.3 million in 2011 to $6.3 million in 2012.  Expenses following the IPO relate to salaries, certain professional fees, equity-based compensation and bonus accruals, which expenses were not incurred by our predecessor prior to the IPO. In addition, we incurred $0.2 million of legal expenses during the first nine months of 2012 related to the arbitration with Choice.

Other Income/Expense.  The approximate $2.8 million decrease in other income (expense) was the result of a $2.5 million decline in interest expense due to significantly lower indebtedness levels in 2012 than in 2011.  Following our IPO, the company paid off approximately $227.2 million of indebtedness with proceeds of the IPO and concurrent private placement.  In addition to the significantly higher interest costs on indebtedness incurred in the first quarter 2011, the company paid approximately $0.6 million in defeasance and exit fees related to that payoff in the first quarter of 2011.  The Company acquired twelve hotels from the IPO to September 30, 2012.  Since September 30, 2012, the Company has acquired nine hotels and anticipates continuing to acquire hotels.  As a result, interest expense is expected to rise.

Cash Flows

Net cash provided by operating activities increased approximately $4.7 million for the nine months ended September 30, 2012 compared to the prior-year period largely due to improved earnings resulting from increasing revenues.  The $2.2 million decrease in net cash used in investing activities for the nine months ended September 30, 2012 compared to the prior-year period was primarily the result of $18.0 million realized from hotel and land dispositions, offset by an increase in cash used to acquire an additional $15.9 million in land and hotel acquisitions in the nine months ended September 30, 2012 compared to the same period in 2011.  The $16.3 million decrease in net cash provided by financing activities for the nine months ended September 30, 2012 compared to the prior-year period was due to net change in debt proceeds and payments in the first nine months of 2012.  In the first quarter of 2011, the Company generated $240.8 million from the receipt of the net proceeds from our IPO and concurrent private placement, partially offset by repayment of loan obligations of approximately $227.2 million and distributions paid by our predecessor to its members prior to our IPO of $8.3 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness, and distributions to our stockholders.

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

On February 28, 2012, we purchased from an unaffiliated third party a 95 unit Hilton Garden Inn hotel in Birmingham, Alabama for a purchase price of approximately $8.6 million, or approximately $90,789 per key.  We expect to perform approximately $1.6 million of renovations to the hotel for a combined purchase and renovation cost of approximately $107,600 per key.  We funded the purchase price of this acquisition with a term loan with a principal balance of $5.6 million, and funded the remainder of the purchase price with borrowings under our secured revolving credit facility.  We engaged HP Hotels to manage the hotel pursuant to a hotel management agreement.

On February 28, 2012, we purchased from an unaffiliated third party a 130 unit Hilton Garden Inn hotel in Birmingham, Alabama for a purchase price of approximately $11.5 million, or approximately $88,461 per key.  We expect to perform approximately $400,000 of renovations to the hotel for a combined purchase and renovation cost of approximately $92,000 per key.  We funded the purchase price for this acquisition with a term loan with a principal balance of $6.5 million and funded the remainder of the purchase price with borrowings under our secured revolving credit facility.  We engaged HP Hotels to manage the hotel pursuant to a hotel management agreement.

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

On July 2, 2012, we purchased from an unaffiliated third party 96 unit Residence Inn hotel in Arlington, Texas for a purchase price of approximately $15.5 million, or approximately $161,458 per key.  We expect to perform very minor renovations.  We funded the purchase price for this acquisition with a draw on our credit facility.  We engaged InterMountain Hotels to manage the hotel pursuant to a hotel management agreement.

For a discussion of acquisitions that have occurred after September 30, 2012, please see “-- Recent Developments.”

Dispositions

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn hotels located in Twin Falls, Idaho.  The aggregate sale price was $16.5 million.  We paid off approximately $5.6 million of term debt related to the hotels, and paid down our secured revolving credit facility by $9.0 million with the proceeds of the sale.  In August 2012, we sold the 52-room AmericInn Hotel & Suites in Missoula, Montana, which was held for sale at June 30, 2012, for approximately $1.9 million. Because the hotels were held for sale during the reporting period, the results of operations of these hotels are included in discontinued operations.

Short-Term Liquidity Requirements

We expect to satisfy our short-term liquidity requirements, including capital expenditures, scheduled debt payments and funding the cash portion of the purchase price of hotel properties under contract, if acquired, with working capital, cash provided by operations, and short-term borrowings under our secured revolving credit facility.  In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We believe that our working capital, cash provided by operations, borrowings under our secured revolving credit facility, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Since January 1, 2012, we have refinanced $84.3 million of our existing debt that would otherwise have matured or been callable during 2012, leaving approximately $20.1 million of debt (approximately 6.4% of our outstanding debt) that matures prior to December 31, 2013.  It may be difficult to refinance such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay the maturing debt using draws on that facility for amounts that we are unable to refinance. Although we believe that we will be able to refinance these loans or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to certain financial covenants.

On October 3, 2012, Summit REIT completed a public offering of 13,800,000 shares of common stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $107.0 million. The proceeds from this offering were used to fund the acquisition of eight Hyatt hotels on October 5, 2012, for a purchase price of $87.4 million, and the acquisition of a Hilton Garden Inn in Fort Worth, Texas on October 23, 2012, for a purchase price of $7.2 million.  The remaining $12.4 million in proceeds are anticipated to be used to acquire additional hotels.

We have entered into an agreement to purchase a 178 unit Residence Inn in Salt Lake City, Utah for a purchase price of $20.0 million. We currently intend to fund the acquisition by assuming approximately $14.1 million of existing first mortgage debt and with proceeds from our common stock offering and, if needed, additional borrowings under our senior secured revolving credit facility. We anticipate spending $6.5 million on renovations, which would be funded with borrowings under our senior secured revolving credit facility. The acquisition is subject to lender and franchisor approval and satisfaction of customary closing conditions.  We can give no assurance that the acquisition will be consummated.  We expect to complete the proposed acquisition in the fourth quarter of 2012.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, including maturing loans. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including working capital, cash provided by operations, long-term hotel mortgage indebtedness and other borrowings, including borrowings under our secured credit facility. In addition, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

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

Outstanding Indebtedness

As of September 30, 2012, we had approximately $312.3 million in outstanding indebtedness secured by mortgages on 67 hotels and six hotels unencumbered by mortgage debt, including four hotels containing 464 guestrooms operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt).

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio, we exclude the liquidation preference of preferred stock from indebtedness.  During the first nine months 2012, we financed our long-term growth with debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

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

The facility matures May 15, 2015, with an option to extend for one additional year if we meet certain requirements. Outstanding borrowings on the revolving credit facility are limited to the least of (1) $125.0 million, (2) 60% of the aggregate appraised value of the borrowing base assets and (3) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The availability of the credit facility is also subject to a borrowing base having no fewer than 15 properties. As of September 30, 2012, 26 hotel properties are included in the borrowing base and the maximum amount of borrowing permitted by the terms of the credit facility is approximately $112.0 million, of which we had approximately $69.9 million borrowed, approximately $1.3 million in standby letters of credit and approximately $ 40.8 million available to borrow.  As of November 6, 2012, the maximum amount of borrowing permitted by the terms of the credit facility is approximately $113.7 million of which we have approximately $69.4 million borrowed, approximately $1.3 million in standby letters of credit, and a total remaining availability of $43.0 million.

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

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets and Summit Hotel TRS II, Inc., which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets.

On August 7, 2012, we added three properties as collateral to the borrowing base on our secured revolving credit facility. The properties include the 90 unit Courtyard by Marriott located in El Paso, Texas, the 103 unit Courtyard by Marriott located in Arlington, Texas and the 96 unit Residence Inn located in Arlington, Texas.

As of September 30, 2012, the borrowing base assets are as follows:

●	SpringHill Suites, Little Rock, AR	●	Fairfield Inn, Salina, KS

●	Fairfield Inn, Denver, CO	●	Fairfield Inn, Baton Rouge, LA

●	Hampton Inn, Fort Collins, CO	●	SpringHill Suites, Baton Rouge, LA

●	Staybridge Suites, Glendale, CO	●	TownePlace Suites, Baton Rouge, LA

●	AmericInn, Golden, CO	●	Homewood Suites, Ridgeland, MS

●	Fairfield Inn, Golden, CO	●	Hampton Inn, Medford, OR

●	Hampton Inn, Boise, ID	●	SpringHill Suites, Nashville, TN

●	Residence Inn, Fort Wayne, IN	●	Courtyard by Marriott, Arlington, TX

●	Hilton Garden Inn, Duluth, GA	●	Residence Inn, Arlington, TX

●	Holiday Inn, Duluth, GA	●	Courtyard by Marriott, El Paso, TX

●	Fairfield Inn, Emporia, KS	●	Hampton Inn, Provo, UT

●	Holiday Inn Express, Emporia, KS	●	Fairfield Inn, Bellevue, WA

●	AmericInn, Salina, KS	●	Fairfield Inn, Spokane, WA

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

On November 6, 2012, we increased the commitment on our revolving credit facility to $150.0 million by adding Citibank, N.A. as a lender to the facility. The actual amount of borrowing capacity available depends on the value of the properties comprising the borrowing base that secures the credit facility.

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

Other Outstanding Indebtedness

As of September 30, 2012, we had approximately $242.4 million in outstanding indebtedness, not including our revolving credit facility, with six hotels unencumbered by mortgage debt.  As of November 6, 2012, we have approximately $241.2 million in outstanding indebtedness, not including our revolving credit facility, with 15 hotels unencumbered by mortgage debt, including hotels with 1,605 rooms operating under brands owned by Marriott, Hilton, IHG or Hyatt, available as collateral for potential future loans. We intend to secure or assume term loan financing or use the secured credit facility, together with other sources of financing, to fund future acquisitions.  We may not succeed in obtaining new financing on favorable terms or at all and we cannot predict the size or terms of the financing if we are able to obtain it. Our failure to obtain new financing could adversely affect our ability to grow our business.

The following table sets forth our mortgage debt obligations that were outstanding as of September 30, 2012 (dollars in thousands):

Lender	Collateral	Outstanding Principal Balance as of September 30, 2012	Interest Rate as of September 30, 2012(1)	Amortization (years)	Maturity Date

First National Bank of Omaha(2)	Courtyard by Marriott, Germantown, TN Courtyard by Marriott, Jackson, MS Hyatt Place, Atlanta, GA	$23,132	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

BNC National Bank	Hampton Inn & Suites, Fort Worth, TX	5,362	5.01%	20	11/01/13

General Electric Capital Corp.(3)	Country Inn & Suites, San Antonio, TX	10,644	90-day LIBOR +3.50%	25	04/01/14

Chambers Bank(4)	Aspen Hotel & Suites, Fort Smith, AR	1,438	6.50%	20	06/24/14

Goldman Sachs	SpringHill Suites, Bloomington, MN, Hampton Inn & Suites, Bloomington, MN	14,448	5.67%	25	07/06/16

Merrill Lynch Mortgage Lending, Inc. (5)	Hampton Inn & Suites, Nashville (Smyrna), TN	5,363	6.384%	30	08/01/16

MetaBank	Holiday Inn, Boise, ID SpringHill Suites by Marriott, Lithia Springs, GA	6,852	4.95%	17	02/01/17(6)

Empire Financial Services, Inc.(7)	Courtyard by Marriott, Atlanta, GA	18,816	6.00%	25	02/01/17

General Electric Capital Corp. (8)	Hilton Garden Inn (Lakeshore), Birmingham, AL	5,507	5.46%	25	04/01/17

General Electric Capital Corp. (9)	Hilton Garden Inn (Liberty Park), Birmingham, AL	6,450	5.46%	25	04/01/17

GE Capital Financing, Inc.(10)	Courtyard by Marriott, Scottsdale, AZ	9,696	6.03%	25	05/01/17

GE Capital Financing, Inc.(11)	SpringHill Suites by Marriott, Scottsdale, AZ	5,221	6.03%	25	05/01/17

Bank of the Ozarks (12)	Hyatt Place, Portland, OR	8,822	5.75%	25	07/10/17

Banc of America Commercial Mortgage, Inc. (13)	Hilton Garden Inn, Nashville (Smyrna), TN	8,644	6.41%	25	09/01/17

General Electric Capital Corp.(3)	SpringHill Suites by Marriott, Denver, CO	8,092	90-day LIBOR + 3.50%	20	04/01/18

Lender	Collateral	Outstanding Principal Balance as of September 30, 2012	Interest Rate as of September 30, 2012(1)	Amortization (years)	Maturity Date
Compass Bank(14)	Courtyard by Marriott, Flagstaff, AZ	14,349	Prime rate - 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(3)	DoubleTree Hotel, Baton Rouge, LA	10,513	90-day LIBOR + 3.50%	25	03/01/19

Bank of the Cascades	Residence Inn by Marriott, Portland, OR	12,352	4.66%(15)	25	09/30/21

ING Investment Management(16)	Fairfield Inn & Suites by Marriott, Germantown, TN Residence Inn by Marriott, Germantown, TN Holiday Inn Express, Boise, ID Hampton Inn & Suites, El Paso, TX Hampton Inn, Fort Smith, AR Hilton Garden Inn, Fort Collins, CO Springhill Suites, Flagstaff, AZ Holiday Inn Express, Sandy, UT Fairfield Inn by Marriott, Lewisville, TX Hampton Inn, Denver, CO Holiday Inn Express, Vernon Hills, IL Hampton Inn, Fort Wayne, IN Country Inn & Suites, Charleston, WV Holiday Inn Express, Charleston, WV Staybridge Suites, Ridgeland, MS Residence Inn by Marriott, Ridgeland, MS	66,623	6.10%	20	03/01/32(16)

Secured Revolving Credit Facility	See “--$125 Million Senior Secured Revolving Credit Facility” above	69,926	See “--$125 Million Senior Secured Revolving Credit Facility” above	N/A	05/16/15

Total		$312,250

(1)	As of September 30, 2012, the Prime rate was 3.25%, 90-day LIBOR was 0.360% and 30-day LIBOR was 0.214%.

(2)
Evidenced by three promissory notes, the loan secured by the Hyatt Place located in Atlanta, Georgia has a maturity date of February 1, 2014. The three promissory notes are cross-defaulted and cross-collateralized.

(3)
The three GECC loans are cross-defaulted. All three loans are subject to a prepayment penalty equal to 1% of the principal repaid prior to August 1, 2013, and 0% of the principal repaid thereafter. In addition to the mortgages securing each of the loans, GECC has additional mortgages on the Jacksonville, FL Aloft, Las Colinas, TX Hyatt Place and Boise, ID Fairfield Inn, each of which may be released upon realization of certain financial covenants.

(4)
Effective June 24, 2012, the Chambers Bank loan was refinanced, extending the maturity date to June 24, 2014.  Summit Hotel Properties, Inc. executed a guaranty limited to non-recourse carve-outs, replacing the guaranty in place from an affiliate of our Predecessor.

(5)
On June 21, 2012, we assumed a term loan with an outstanding balance of $5.4 million with Merrill Lynch Mortgage Lending, Inc., NA to purchase the 83 unit Hampton Inn & Suites hotel in Nashville (Smyrna), TN.  The loan is subject to defeasance in the event of payment before maturity.

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

(9)
On March 2, 2012, we entered into a $6.5 million term loan with General Electric Capital Corporation to purchase the 130-unit Hilton Garden Inn in Birmingham, Alabama.  The loan may not be prepaid during the first 12 months, and may be prepaid with a 2% prepayment fee during the second loan year, and 1% prepayment during the third loan year.  The note is cross-defaulted and cross-collateralized with the $5.6 million loan on the 95-unit Hilton Garden Inn in Birmingham, Alabama.

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

(11)	On April 4, 2012, we refinanced the National Western Life Insurance and Annuity loan on the SpringHill Suites by Marriott in Scottsdale, Arizona with a $5.25 million term loan with GE Capital Financing Inc. The interest rate is 6.03%. The loan matures May 1, 2017 and is secured by a first mortgage lien on the SpringHill by Marriott hotel in Scottsdale, Arizona. The loan carries a prepayment penalty of one percent (1%) plus defeasance. The loan is cross-defaulted and cross-collateralized with the $9.75 million loan on the Courtyard by Marriott in Scottsdale, Arizona.

(12)	Effective June 29, 2012, the Bank of the Ozarks loan was refinanced, extending the maturity date to July 10, 2017. In addition, Bank of the Ozarks advanced an additional $2.6 million, representing the amount available pursuant to the earn-out provision of the loan. The interest rate was fixed at 5.75% for three years, with the rate at LIBOR plus 3.75% or a fixed rate of 5.5% thereafter.

(13)	On May 16, 2012, we assumed a term loan with an outstanding balance of $8.7 million with Banc of America Commercial Mortgage, Inc. to purchase the 112 unit Hilton Garden Inn hotel in Nashville (Smyrna), TN. The loan is subject to defeasance in the event of payment before maturity.

(14)	On October 11, 2012, we entered into an agreement to hedge our interest rate on $12.1 million of the outstanding principal balance of this loan, with an effective fixed rate of 4.57%.

(15)	The loan carries a fixed interest rate of 4.66% until September 30, 2016 and a fixed interest rate thereafter of the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

(16)	On February 13, 2012, we closed on the consolidation and refinance of our four loans with ING Life Insurance and Annuity. The lender has the right to call the loan so as to be payable in full at March 1, 2019, March 1, 2024 or March 1, 2029. If the loan is repaid prior to maturity, other than if called by the lender, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and (ii) the yield maintenance premium. The yield maintenance premium under the new ING loan is calculated as follows: (A) if the entire amount of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments from the date of prepayment to the maturity date, and (ii) the present value of the amount of principal and interest due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding principal balance as of the date of prepayment; and (B) if only a portion of the loan is being prepaid, the yield maintenance premium is equal to the sum of (i) the present value of the scheduled monthly installments on the pro rata portion of the loan being prepaid, or the release price, from the date of prepayment to the maturity date, and (ii) the present value of the pro rata amount of principal and interest due on the release price due on the maturity date (assuming all scheduled monthly installments due prior to the maturity date were made when due), less (iii) the outstanding amortized principal allocation, as defined in the loan agreement, as of the date of prepayment.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Capital Expenditures

During the first nine months of 2012 we spent approximately $14.6 million, of the $23.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at our 61 same-store hotels.  During the first nine months of 2012, we spent approximately $2.5 million, of the $5.0 million anticipated total to be spent during 2012, on renovations and other non-recurring capital expenditures at the five hotels acquired during 2011 and seven hotels acquired during the first nine months of 2012.  We currently have renovations underway at 13 of our hotels.  We expect to fund the future capital improvements with working capital, borrowings and other potential sources of capital to the extent available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table outlines the timing of payment requirements related to our long-term debt obligations and other contractual obligations as of September 30, 2012 (dollars in millions):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$383.6	$37.0	$122.2	$106.8	$117.6
Operating Lease obligations	37.4	0.4	0.9	1.0	35.1
Total	$421.0	$37.4	$123.1	$107.8	$152.7

(1)
The amounts shown include amortization of principal, debt maturities, and estimated interest payments on our obligations.  Interest payments on variable rate debt obligations have been estimated based on the interest rates in effect at September 30, 2012, after giving effect to our interest rate swaps.

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

Recent Developments

On October 3, 2012, Summit REIT completed a public offering of 13,800,000 shares of common stock, in which it raised net proceeds, after deducting the underwriting discount and estimated offering costs, of approximately $107.0 million.

On October 5, 2012, we purchased from affiliates of Hyatt, a portfolio of eight hotels containing an aggregate of 1,043 guestrooms for a purchase price of approximately $87.4 million.  We expect to perform approximately $7.8 million of renovations at these hotels for a combined purchase and renovation cost of approximately $91,300 per key.  We funded the purchase price for this acquisition with proceeds from our common stock offering completed on October 3, 2012.  Renovations will be funded with a draw on our credit facility.  The hotels are managed by Select Hotels Group, L.L.C., an affiliate of Hyatt.  The hotels purchased include:

Hotel	Location	Number of Rooms
Hyatt Place-Arlington	Dallas (Arlington), TX	127
Hyatt Place-Park Meadows	Denver (Lone Tree), CO	127
Hyatt Place-Denver Tech Center	Denver (Englewood), CO	126
Hyatt House-Denver Tech Center	Denver (Englewood), CO	135
Hyatt Place-Owings Mills	Baltimore (Owings Mills), MD	123
Hyatt Place-Lombard	Chicago (Lombard), IL	151
Hyatt Place-Phoenix	Phoenix, AZ	127
Hyatt Place-Scottsdale	Scottsdale, AZ	127
	Total	1,043

On October 23, 2012, we purchased from an unaffiliated third party a 98 unit Hilton Garden Inn in Fort Worth, Texas for a purchase price of $7.2 million or approximately $73,470 per key.  We expect to perform approximately $2.4 million of renovations to the hotel for a combined purchase and renovation cost of approximately $97,000 per key.  We funded the purchase price for this acquisition with proceeds from our common stock offering completed on October 3, 2012.  We engaged FCH Hospitality, Inc. to manage the hotel pursuant to a hotel management agreement.

On October 30, 2012, we entered into an agreement with an affiliate of Hyatt Hotels Corporation to fund $20 million in the form of a first mortgage loan on a hotel property located in downtown Minneapolis, Minnesota.  The $20 million represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel.  Subject to the certain conditions including the successful conversion of the property, estimated to be completed in summer 2013, we plan to purchase the property and enter into a management agreement with a Hyatt affiliate.

On November 6, 2012, we entered into an agreement to increase the aggregate amount available on our revolving credit facility from $125.0 million to $150.0 million by adding Citibank, N.A. as a lender on the facility. The actual amount of borrowing capacity available depends upon the value of the properties comprising the borrowing base that secure the credit facility.

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

Our primary interest rate exposure is to the 30-day LIBOR and 90-day LIBOR rates. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.  We have entered into contractual arrangements to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. These arrangements have notional amounts of approximately $29.5 million (effective May 4, 2012) and approximately $12.1 million (effective October 10, 2012).

As of September 30, 2012, approximately 65.6%, or approximately $204.9 million, of our debt bore fixed interest rates and approximately 34.4%, or approximately $107.4 million bore variable interest rates.  For these purposes, we include as fixed interest rate debt the loans for which we have contractual arrangements to hedge against interest rate increases.  Assuming no increase in the amount of our variable rate debt, and considering our hedging arrangements and the existing floor interest rates on several of our loans, if the index rates on our variable rate debt were to increase by 100 basis points, our cash flow would decrease by approximately $0.7 million per year.  The information in this paragraph does not take into account our hedge of approximately $12.1 million of indebtedness on October 11, 2012.

As our debts mature, the financing arrangements that carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, lenders may impose floor interest rates because of the low interest rates experienced during the past few years.  Approximately $21.6 million of our long-term debt will mature during the next 12 months, which amount is comprised of $6.8 million amortizing principal paid in regular monthly payments and $14.8 in loans with balloon payments during the next 12 months.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by our combined Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 6, 2012, Summit OP, as borrower, Deutsche Bank AG New York Branch (“Deutsche Bank”), as administrative agent, and Citibank, N.A. (“Citibank”), as acceding lender, entered into an Accession Agreement (the “Accession Agreement”) that increased the maximum outstanding borrowings that Summit OP may have on its senior secured revolving credit facility from $125.0 million to $150.0 million. Pursuant to the Accession Agreement, Citibank became a lender under the senior secured revolving credit facility, with a maximum exposure of $25.0 million.  No other terms or conditions of the credit facility were amended.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1†	Severance Agreement, date August 13, 2012, between Summit Hotel Properties, Inc. and Troy L. Hester
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	November 7, 2012		By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

		By:	Summit Hotel GP, LLC, its general partner

			By:	Summit Hotel Properties, Inc., its sole member

Date:	November 7, 2012			By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†	Severance Agreement, dated August 13, 2012, between Summit Hotel Properties, Inc. and Troy L. Hester
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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

53