Form 10-K
period 2012-12-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2013-02-26
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)
Commission File Number:  001-54273 (Summit Hotel OP, LP)

SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP
(Exact name of registrant as specified in its charter)

Maryland (Summit Hotel Properties, Inc.)	27-2962512 (Summit Hotel Properties, Inc.)
Delaware (Summit Hotel OP, LP)	27-0617340 (Summit Hotel OP, LP)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Boulevard, Suite R-100
Austin, TX  78738
(Address of principal executive offices, including zip code)

(512) 538-2315
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Summit Hotel Properties, Inc.

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share 9.25% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange New York Stock Exchange
7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
Summit Hotel OP, LP

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Summit Hotel Properties, Inc.
Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Summit Hotel OP, LP
Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Summit Hotel Properties, Inc. [ ] Yes [x] No	Summit Hotel OP, LP [ ] Yes [x] No

The aggregate market value of the 30,751,921 common shares of Summit Hotel Properties, Inc. held by non-affiliates was $257,393,579 based on the closing sale price on the New York Stock Exchange for such common stock as of June 29, 2012.

There is no trading market for the securities of Summit Hotel OP, LP and thus an aggregate market value is not calculable.

As of February 22, 2013, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 65,384,321 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as Common Units was 3,251,706, excluding 65,384,321 Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2012 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP.  Effective as of February 14, 2011, our predecessor merged with and into Summit OP, with the former members of our predecessor exchanging their membership interests in our predecessor for common units of partnership interest of Summit OP (“Common Units”) and Summit OP succeeding to the business and assets of our predecessor. Also on February 14, 2011, Summit REIT completed its initial public offering (“IPO”) and a concurrent private placement of its common stock and contributed the net proceeds of the IPO and concurrent private placement to Summit OP in exchange for Common Units. On October 28, 2011, Summit REIT completed a follow-on public offering of 2,000,000 shares of its 9.25% Series A cumulative redeemable preferred stock (“Series A Preferred Stock”).  On December 11, 2012, Summit REIT completed a public offering of 3,000,000 shares of its 7.875% Series B cumulative redeemable preferred stock (“Series B Preferred Stock,” the Series B Preferred Stock and Series A Preferred Stock collectively referred to as “Preferred Stock”).  As of December 31, 2012, Summit REIT owned approximately 90% of the issued and outstanding Common Units, including the sole general partnership interest held by the General Partner.  The remaining Common Units in Summit OP are owned by third parties.  As of December 31, 2012, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”) and all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of Summit OP (“Series B Preferred Units,” the Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”).  As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.

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

As of December 31, 2012, Summit REIT’s only material assets were its ownership of Common Units and Preferred Units of Summit OP and its ownership of the membership interests in the General Partner.  As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries.  Summit OP and its subsidiaries hold all the assets of the consolidated company.  Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP.  As of December 31, 2012, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Series A Preferred Units and Series B Preferred Units, both representing limited partnership interests.  The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

In order to highlight the differences between Summit REIT and Summit OP, there are sections in this report that separately discuss Summit REIT and Summit OP, including separate financial statements and certain notes thereto and separate Exhibit 31 and Exhibit 32 certifications.  In the sections that combine disclosure for Summit REIT and Summit OP (i.e., where the disclosure refers to the consolidated company), this report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of Summit REIT and Summit OP and their respective subsidiaries, as one consolidated company.

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

Finally, we refer to a number of other entities and events in this report as follows.  Unless the context otherwise requires or indicates, references to:

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
●
“The Summit Group” refer to The Summit Group, Inc., our predecessor’s hotel management company, Company Manager and former Class C Member, which was wholly owned by our Executive Chairman, Kerry W. Boekelheide;

●
“the Merger” refer to the merger on February 14, 2011 of our predecessor with and into our operating partnership with our operating partnership as the surviving entity and succeeding to the business and ownership of the 65 hotels owned by our predecessor; and

●
“formation transactions” refer to the Merger and resulting conversion of the outstanding membership interests in our predecessor into, and cancellation in exchange for, Common Units, our predecessor’s members admission as limited partners of our operating partnership, the contribution of the Class B membership interest in Summit Group of Scottsdale, Arizona, LLC (“Summit of Scottsdale”) which owns two hotels in Scottsdale, Arizona, by The Summit Group to our operating partnership, and the contribution by an unaffiliated third-party investor of its Class C membership interest in Summit of Scottsdale to our operating partnership.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2012
SUMMIT HOTEL PROPERTIES, INC.
SUMMIT HOTEL OP, LP

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

●
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

●	national, regional and local economic conditions;

●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

●	declines in occupancy, average daily rate and revenue per available room and other hotel operating metrics;

●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

●	financial condition of, and our relationships with, our joint venture partners, third-party property managers and franchisors;

●	the degree and nature of our competition;

●	increased interest rates and operating costs;

●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

●	availability of and our ability to retain qualified personnel;

●	our failure to maintain our qualification as a REIT under the Code;

●	changes in our business or investment strategy;

●	availability, terms and deployment of capital;

●	general volatility of the capital markets and the market price of our shares of common stock;

●	environmental uncertainties and risks related to natural disasters; and

●	the other factors discussed under the heading “Risk Factors” in this report.

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

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  At December 31, 2012, we owned 84 hotels with a total of 9,019 guestrooms located in 21 states.  From February 13, 2011 through December 31, 2012, we acquired 24 hotels with a total of 2,915 guestrooms for purchase prices aggregating approximately $315.5 million, and we sold five hotels containing 421 guestrooms, for sales prices aggregating approximately $26.1 million.  As of December 31, 2012, 64.8% of our guestrooms were located in the top 50 metropolitan statistical areas, or MSAs, and 82.8% were located within the top 100 MSAs.  Over 90% of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt House® and Hyatt Place®).  Except for six hotels, which are held under ground lease or other leasehold interest, we own our hotels in fee simple.  Our hotels are located in markets that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

Since December 31, 2012, we have acquired four hotels, including one acquired through a joint venture, with a total of 678 guestrooms and disposed of two hotels with a total of 211 guestrooms, and as of February 25, 2013, we owned 86 hotels with a total of 9,486 guestrooms located in 22 states.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with third party hotel management companies.

Our corporate offices are located at 12600 Hill Country Boulevard, Suite R-100, Austin, TX  78738.  Our telephone number is (512) 538-2315.  Our website is www.shpreit.com.   The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy focuses on increasing the cash flow of our portfolio through focused asset management, targeted capital investment and strategic acquisitions. Our primary objective is to enhance stockholder value over time by generating strong risk-adjusted returns for our stockholders. The key elements of our strategy that we believe will allow us to create long-term value are as follows:

Focus on Premium-Branded Limited-Service and Select-Service Hotels.  We focus on hotels in the upscale and upper midscale segments of the lodging industry. We believe that our focus on these segments provides us the opportunity to achieve strong risk-adjusted returns across multiple lodging cycles for several reasons, including:

●
RevPAR Growth.  We believe our hotels will continue to experience meaningful revenue growth to the extent lodging industry fundamentals recover from the recent economic recession which caused industry-wide revenue per available room (“RevPAR”) to suffer a combined 18.4% decline in 2008 and 2009, according to Smith Travel Research. Industry conditions continued to improve during 2012.  In “PwC Hospitality Directions,” PricewaterhouseCoopers, LLP projects RevPAR growth increases in 2013 for upscale hotels and upper midscale hotels of 5.8% and 5.1%, respectively.

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

●
Enhanced Diversification.  Premium-branded upscale and upper midscale hotels generally cost significantly less, on a per-key basis, than hotels in the upper upscale and luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to help them be competitive in their respective markets.  Since our IPO and through December 31, 2012, we have invested $56.9 million in capital improvements to the hotels in our portfolio, including the 65 hotels in our portfolio at the time of our IPO and the 24 hotels acquired during 2011 and 2012.  We believe these investments produce attractive returns, and we will continue to rebrand, upgrade and renovate our hotels.

Acquire Hotels in Attractive Transaction Landscape.  We believe that the significant decline in lodging fundamentals from 2008 through early 2010 and the resultant declines in cash flows created a difficult environment for hotel owners lacking ready access to financing or suffering from reduced cash flows. As a result, we believe that the significant number of hotel properties that experienced substantial declines in operating cash flow, coupled with continued tight credit markets, near-term debt maturities and, in some instances, covenant defaults relating to outstanding indebtedness, will continue to present attractive opportunities for us to acquire hotel properties at prices below replacement cost and with substantial appreciation potential. We intend to continue to grow through acquisitions of existing hotels using a disciplined approach while maintaining a prudent capital structure. We target upper midscale and upscale hotels that meet one or more of the following acquisition criteria:

●	have potential for strong risk-adjusted returns located in the top 50 MSAs and other select markets;

●	operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, IHG and Hyatt;

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

     Strategic Hotel Sales.  A primary part of our strategy is to acquire and own hotels.  However, consistent with our strategy of seeking to maximize the cash flow of our portfolio and our return on invested capital, we periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a particular hotel, particularly when we believe the proceeds from the sale can be invested in hotels producing more attractive returns.

Selectively Develop Hotels.  We believe there will be attractive opportunities to partner on a selective basis with experienced hotel developers to acquire upon completion newly constructed hotels that meet our investment criteria.

Our Financing Strategy

We maintain a prudent capital structure.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio we exclude preferred stock from indebtedness. During 2012, we financed our long-term growth with common and preferred equity issuances and debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our average daily rates (“ADR”) and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Due to our portfolio’s geographic diversification, our revenue has not experienced significant seasonality. For the year ended December 31, 2012, our same-store portfolio (59 hotels in 2012 and 2011) generated 23.1% of our total revenue in the first quarter, 26.4% in the second quarter, 27.4% in the third quarter and 23.1% in the fourth quarter. For the year ended December 31, 2011, our same-store portfolio (59 hotels in 2012 and 2011) generated 24.4% of its total revenue in the first quarter, 26.0% in the second quarter, 27.1% in the third quarter and 22.5% in the fourth quarter.

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

           Environmental, Health and Safety Matters

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity (i.e., a lender) and we may not have the authority to rely on such reports. A few of our properties have experienced environmental contamination prior to our ownership, but all contamination has been remediated to the satisfaction of State regulatory agencies.  None of the Phase I environmental site assessments of the hotel properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, assets or results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares of beneficial interest. We believe that we were organized and have operated in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, we lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with third party hotel management companies.

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

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. We may also be subject to prohibited transaction tax on any dealer sales of property and excise taxes on predetermined rents. Additionally, any income earned by our TRSs will be fully subject to federal, state and local corporate income tax.

Employees

We currently employ 25 full-time employees. The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q,  and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at  www.sec.gov  or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.     Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business strategy includes achieving revenue and net income growth from anticipated increases in demand for hotel rooms — any setback in the economic recovery will adversely affect our future results of operations and our growth prospects.

Our hotel properties experienced declining operating performance across various U.S. markets during the recent economic recession. Our business strategy includes achieving continued revenue and net income growth from anticipated improvement in demand for hotel rooms as the economic recovery continues. We, however, cannot provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy recovers, or if there is a setback in the economic recovery resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any delay or setback in the continued economic recovery or new economic downturn will adversely affect our future results of operations and our growth prospects.

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

●
agreements for the acquisition of hotels are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations and the receipt of franchisor and lender consents, and we may spend significant time and incur significant transaction costs on potential acquisitions that we do not consummate.

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

           We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities, which, if significant, could adversely affect our business.

We assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

We may not be able to cause our hotel management companies to operate any of our hotels in a manner satisfactory to us, and termination of our hotel management agreements may be costly and disruptive, all of which could adversely affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

To qualify as a REIT, we cannot operate our hotels.  Accordingly, we lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial condition, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material and adverse effect on our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

Even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory operating results, we will have limited ability to require the hotel management company to change its method of operation. We generally attempt to resolve issues with our hotel management companies through discussions and negotiations, but otherwise will only be able to seek redress if a hotel management company violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. If we replace the hotel management company of any of our hotels, we may be required to pay a substantial termination fee and we may experience significant disruptions at the affected hotel.

Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Certain of our hotels are managed by affiliates of the franchisors for such hotels.  In these situations, the management agreement and the franchise agreement are typically combined into one document.  Thus, if we desire to terminate the management agreement due to poor performance or breach of the management agreement by the management company, we also terminate our franchise license.  Thus, we may have very limited options to remedy poor hotel management performance if we desire to retain the franchise license.

           The management of the hotels in our portfolio is currently concentrated in one hotel management company.

A substantial portion of our revenues is generated by hotels managed by Interstate Management Company, LLC (“Interstate”) or its affiliate. This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot assure you that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties would materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our stock to decline.

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

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our hotels are concentrated in a limited number of franchise brands, a loss of all of the licenses for a particular franchise could materially and adversely affect our revenue, financial condition, results of operations and ability to service debt and make distributions to our stockholders.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our secured credit facility, mortgage financing and unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and utilize additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity or refinance our secured credit facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  As of December 31, 2012, we had approximately $36.1 million of debt that matures prior to December 31, 2013, including $8.2 million of mortgage debt owed to First National Bank of Omaha paid off in January 2013, prior to maturity.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our revolving credit facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our revolving credit facility, there can be no assurance that our revolving credit facility will be available to repay such maturing debt, as draws under our credit facility are subject to borrowing base limitations and certain financial covenants.

           The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our $150.0 million secured revolving credit facility and other indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

●	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
●	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;
●	incur additional debt;
●	enter into, terminate or modify leases for our hotels and hotel management and franchise agreements;
●	make certain expenditures, including capital expenditures;
●	pay dividends on or repurchase our capital stock; and
●	enter into certain transactions with affiliates.

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

Borrowings under our $150.0 million secured revolving credit facility are, and all of our other debt existing as of December 31, 2012 is, secured by mortgages on our hotel properties and related assets. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

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

           Hedging against interest rate exposure may adversely affect us.

During 2012, we entered into interest rate swaps having an aggregate notional amount of $41.1 million at December 31, 2012 to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we intend to continue to manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps.

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could have a negative impact on our operating results.

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

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners and the financial condition of joint venture partners.

We have entered into two joint ventures to acquire hotels, and in the future we may enter into additional strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our shareholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. The economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, but hotel demand has experienced a steady improvement beginning in early 2010. A slowing of the current economic recovery or new economic weakness could have an adverse effect on our revenue and negatively affect our profitability.

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

Our operating results and ability to make distributions to our stockholders may be adversely affected by the risks inherent to the ownership of hotels and the markets in which we operate.

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

●	dependence on business and commercial travelers and tourism;
●	over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;
●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;
●
potential increases in labor costs at our hotels, including as a result of unionization of the labor force and increasing health care insurance expense, as may occur from the implementation of the Affordable Care Act;

●	adverse effects of international, national, regional and local economic and market conditions;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and
●
events beyond our control, such as terrorist attacks, travel related health concerns, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes and environmental disasters such as the oil spill in the Gulf of Mexico.

We have significant ongoing needs to make capital expenditures at our hotels, which require us to devote funds to these purposes and could pose related risks that might impair our ability to make distributions to our stockholders.

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, lenders and hotel management companies may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

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

We may develop hotels or acquire hotels that are under development from time to time as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

●	possible environmental problems;
●	construction delays or cost overruns that may increase project costs;

●	receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;
●	development costs incurred for projects that are not pursued to completion;
●	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
●	inability to raise capital; and
●	governmental restrictions on the nature or size of a project.

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

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

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

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

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

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our hotels.   In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act of 1990 (the “ADA”), impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our hotels may currently be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures that would adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

           If we default on ground leases for land on which any of our hotels are located, our business could be materially and adversely affected.

If we default on the terms of any of our ground leases and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. If any of the events of default were to occur and are not timely cured, our business, financial condition, results of operations and cash flow, the market price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially and adversely affected.

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

We rely on our senior management team to manage our strategic direction and day-to-day operations of our business. Our employment agreement with Mr. Boekelheide requires him to devote a substantial portion of his business time and attention to our business and our employment agreements with our other executive officers require our executives to devote substantially all of their business time and attention to our business. Mr. Boekelheide has certain outside business interests which may reduce the amount of time that he is able to devote to our business.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including “business combination” and “control share” provisions.

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

Our shareholders have limited voting rights and our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Preferred Stock exist primarily with respect to the ability to elect two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not consecutive) payable on the Preferred Stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to the Preferred Stock that materially and adversely affect the rights of the holders of Preferred Stock or create additional classes or series of senior equity securities. Further, our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company or effect other management changes that are in the best interests of our stockholders.

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

We own approximately 90% of the Common Units in our operating partnership, 100% of the general partnership interest in our operating partnership, and 100% of the Preferred Units in our operating partnership. Any future issuances by our operating partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our operating partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally recognized exchange may not continue to list our securities, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the NYSE under the symbol “INN,” our Series A Preferred Stock trades on the NYSE under the symbol “INNPrA,” and our Series B Preferred Stock trades on the NYSE under the symbol “INNPrB.”  In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally recognized exchange. If our securities are delisted from the NYSE or another nationally recognized exchange, we could face significant material adverse consequences, including:

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

Subject to the preferential rights of the holders of our Series A and Series B preferred stock and any other class or series of our stock or our operating partnership’s partnership units that are senior to our common stock or our operating partnership’s Common Units with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock and holders of Common Units. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our secured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the secured revolving credit facility in order to pay distributions, we would be more limited in our ability to execute our strategy of using that secured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

           The market price of our stock may be volatile due to numerous circumstances beyond our control.

The trading prices of equity securities issued by REITs and other real estate companies historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our common or preferred stock is the annual yield from distributions on our common or preferred stock, respectively, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our common or preferred stock to demand a higher annual yield, which could reduce the market price of our common or preferred stock, respectively.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 25, 2013, a total of 3,251,706 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

Future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units), which may be dilutive to our existing stockholders and be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future we may offer debt securities and issue equity securities, including Common Units, Preferred Stock or other preferred shares, that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to pre-emptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Risks Related to Our Status as a REIT

           Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We have limited operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. We cannot assure you that our management team’s experience will be sufficient to continue to successfully operate our company as a publicly traded REIT.  We believe that our organization and proposed method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2011. However, we cannot assure you that we will remain qualified as a REIT.

Failure to qualify as a REIT could result from a number of situations, including, without limitation:

●	if the leases of our hotels to our TRS lessees are not respected as true leases for federal income tax purposes;
●	if our operating partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes; or
●	if our existing or future hotel management companies do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” as required by federal income tax law.

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

           Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets including, but not limited to, taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs are subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

In order to satisfy the requirements for qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”)   has issued private letter rulings to other REITs, which may be relied upon only by the taxpayers to whom they were issued, and a revenue procedure applicable to our 2007 through 2011 taxable years sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances, no assurance can be given that we will be able to pay taxable stock dividends to meet our REIT distribution requirements.

           The formation of our TRSs increases our overall tax liability.

Our TRSs are subject to federal, state and local income tax on their taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of any hotel that is owned by a wholly owned subsidiary of one of our TRSs, the revenue from that hotel, net of the operating expenses.  Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate.

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

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with Interstate and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

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

The 100% prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some or all of our past or future dispositions.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We have selectively disposed of certain of our properties in the past and intend to make additional dispositions in the future.  Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, our past dispositions have not qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation as a corporation.  Moreover, no assurance can be provided that the IRS will not assert that some or all of our past or future dispositions are subject to the 100% prohibited transactions tax.  If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Our Portfolio

A list of our hotel properties owned as of December 31, 2012 is included in the table below.  We own our hotels in fee simple, except for six hotels that are held under ground lease or other leasehold interest, as described in “-Our Hotel Operating Agreements – Ground Leases” below.  According to STR’s current chain scales, 46 of our hotels are categorized as upscale hotels, 34 of our hotels are categorized as upper midscale hotels, and four of our hotels are categorized as midscale.  All financial and room information is for the year ended December 31, 2012.

Franchise/Brand	Location	Later of Year of Opening or Conversion	# Rooms	Segment

Marriott
Courtyard by Marriott (1)	El Paso, TX	2011	90	Upscale
Courtyard by Marriott (1)	Flagstaff, AZ	2009	164	Upscale
Courtyard by Marriott (1)	Germantown, TN	2005	93	Upscale
Courtyard by Marriott (1)	Jackson, MS	2005	117	Upscale
Courtyard by Marriott	Memphis, TN	2005	96	Upscale
Courtyard by Marriott (1)	Scottsdale, AZ	2003	153	Upscale
Courtyard by Marriott (1)	Arlington, TX	2012	103	Upscale
Courtyard by Marriott (1)(2)	Atlanta, GA	2012	150	Upscale
Fairfield Inn by Marriott (1)	Baton Rouge, LA	2004	78	Upper midscale
Fairfield Inn by Marriott (1)	Bellevue, WA	1997	144	Upper midscale
Fairfield Inn by Marriott (1)	Boise, ID	1995	63	Upper midscale
Fairfield Inn by Marriott (1)	Denver, CO	1997	160	Upper midscale
Fairfield Inn by Marriott (1)	Emporia, KS	1994	57	Upper midscale
Fairfield Inn by Marriott (1)	Golden, CO	1995	63	Upper midscale
Fairfield Inn by Marriott (1)	Lewisville, TX	2000	71	Upper midscale
Fairfield Inn by Marriott (1)	Salina, KS	1994	63	Upper midscale
Fairfield Inn by Marriott (1)	Spokane, WA	1995	84	Upper midscale
Fairfield Inn by Marriott (1)	Germantown, TN	2005	80	Upper midscale
Fairfield Inn & Suites by Marriott	Fort Worth, TX	1999	70	Upper midscale
Residence Inn by Marriott (1)	Fort Wayne, IN	2006	109	Upscale
Residence Inn by Marriott (1)	Arlington, TX	2012	96	Upscale
Residence Inn by Marriott (1)	Germantown, TN	2005	78	Upscale
Residence Inn by Marriott (1)	Portland, OR	2009	124	Upscale
Residence Inn by Marriott (1)	Ridgeland, MS	2007	100	Upscale
Residence Inn by Marriott (1)	Salt Lake City, UT	2012	178	Upscale
SpringHill Suites by Marriott (1)	Baton Rouge, LA	2004	78	Upscale
SpringHill Suites by Marriott (1)	Bloomington, MN	2011	113	Upscale
SpringHill Suites by Marriott (1)	Denver, CO	2007	124	Upscale
SpringHill Suites by Marriott (1)	Flagstaff, AZ	2008	112	Upscale
SpringHill Suites by Marriott (1)	Lithia Springs, GA	2004	78	Upscale
SpringHill Suites by Marriott (1)	Little Rock, AR	2004	78	Upscale
SpringHill Suites by Marriott (1)	Nashville, TN	2004	78	Upscale
SpringHill Suites by Marriott (1)	Scottsdale, AZ	2003	121	Upscale
TownePlace Suites by Marriott (1)	Baton Rouge, LA	2004	90	Upper midscale
Subtotal	3,456

Hilton
Doubletree (1)	Baton Rouge, LA	2011	127	Upscale
Hampton Inn (1)	Denver, CO	2003	149	Upper midscale
Hampton Inn (1)	Fort Collins, CO	1996	75	Upper midscale
Hampton Inn (1)	Fort Smith, AR	2005	178	Upper midscale
Hampton Inn (1)	Fort Wayne, IN	2006	118	Upper midscale
Hampton Inn (1)	Medford, OR	2001	75	Upper midscale
Hampton Inn (1)	Provo, UT	1996	87	Upper midscale
Hampton Inn (1)	Boise, ID	1995	63	Upper midscale
Hampton Inn & Suites (1)	Smyrna, TN	2012	83	Upper midscale
Hampton Inn & Suites (1)	Bloomington, MN	2007	146	Upper midscale
Hampton Inn & Suites (1)	El Paso, TX	2005	139	Upper midscale
Hampton Inn & Suites (1)	Fort Worth, TX	2007	105	Upper midscale
Hampton Inn & Suites	Tampa, FL	2012	138	Upper midscale
Hilton Garden Inn (1)	Duluth, GA	2011	122	Upscale
Hilton Garden Inn (1)	Smyrna, TN	2012	112	Upscale
Hilton Garden Inn	Fort Worth, TX	2012	98	Upscale
Hilton Garden Inn (1)	Birmingham, AL	2012	130	Upscale
Hilton Garden Inn (1)	Birmingham, AL	2012	95	Upscale
Hilton Garden Inn (1)	Fort Collins, CO	2007	120	Upscale
Homewood Suites (1)	Ridgeland, MS	2011	91	Upscale
Subtotal	2,251

IHG
Holiday Inn (1)	Boise, ID	2011	119	Upper midscale
Holiday Inn (1)	Duluth, GA	2011	143	Upper midscale
Holiday Inn Express (1)	Boise, ID	2005	63	Upper midscale
Holiday Inn Express (1)	Charleston, WV	2011	66	Upper midscale
Holiday Inn Express (1)	Vernon Hills, IL	2008	119	Upper midscale
Holiday Inn Express & Suites (1)	Emporia, KS	2000	58	Upper midscale
Holiday Inn Express & Suites	Las Colinas, TX	2007	128	Upper midscale
Holiday Inn Express & Suites (1)	Sandy, UT	1998	88	Upper midscale
Staybridge Suites (1)	Glendale, CO	2011	121	Upper midscale
Staybridge Suites (1)	Jackson, MS	2007	92	Upper midscale
Subtotal	997

Hyatt
Hyatt House	Englewood, CO	2012	135	Upscale
Hyatt Place	Phoenix, AZ	2012	127	Upscale
Hyatt Place	Scottsdale, AZ	2012	127	Upscale
Hyatt Place	Long Island, NY	2012	122	Upscale
Hyatt Place	Owing Mills, MD	2012	123	Upscale
Hyatt Place	Lombard, IL	2012	151	Upscale
Hyatt Place	Arlington, TX	2012	127	Upscale
Hyatt Place	Lone Tree, CO	2012	127	Upscale
Hyatt Place	Englewood, CO	2012	126	Upscale
Hyatt Place (1)	Atlanta, GA	2006	150	Upscale
Hyatt Place	Fort Myers, FL	2009	148	Upscale
Hyatt Place (1)	Las Colinas, TX	2007	122	Upscale
Hyatt Place (1)	Portland, OR	2009	136	Upscale
Subtotal	1,721

AmericInn
AmericInn	Fort Smith, AR	2011	89	Midscale
AmericInn(1)	Salina, KS	2011	60	Midscale
AmericInn(1)	Golden, CO	2011	62	Midscale
Subtotal	211

Starwood
Aloft (1)	Jacksonville, FL	2009	136	Upscale

Carlson
Country Inn & Suites By Carlson (1)	Charleston, WV	2001	64	Upper Midscale
Country Inn & Suites By Carlson (1)	San Antonio, TX	2011	126	Upper Midscale
Subtotal	190

Independent
Aspen Hotel & Suites (1)	Fort Smith, AR	2003	57	Midscale
Total	9,019

(1)
This hotel is subject to mortgage debt as of December 31, 2012.  For additional information concerning our debt and lenders, please see Item 7. “Management’s Discussion and Analysis of Financial Information and Results of Operations—Outstanding Indebtedness” and Item 8. “Financial Statements and Supplementary Data—Note 11—Debt” to Consolidated Financial Statements.

(2)	We own a 90% controlling interest in the Courtyard by Marriott hotel located in Atlanta, Georgia with the obligation to acquire the remaining 10% interest in approximately three years.

Since December 31, 2012, we have acquired four hotels, including one acquired through a joint venture, for an aggregate purchase price of $96.6 million and disposed of two hotels for aggregate sales proceeds of $8.1 million.

As of February 25, 2013, we have also entered into agreements to purchase seven additional hotels for an aggregate purchase price of $152.1 million, which includes the assumption of approximately $10.3 million in debt.  We anticipate acquiring these hotels in the first quarter of 2013.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

In addition to our hotel portfolio, we own 10 parcels of vacant land that we believe are suitable for the development of new hotels, the possible expansion of existing hotels or the development of restaurants in proximity to certain of our hotels.  We currently do not intend to develop new hotels or restaurants or expand any of our existing hotels at these parcels. We may in the future sell these parcels when market conditions warrant. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of those parcels of undeveloped land to our TRSs.

Our Hotel Operating Agreements

           Ground Leases

   As of December 31, 2012, five of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

●
The Hampton Inn located in Fort Smith, Arkansas is subject to a ground lease with an initial lease termination date of May 31, 2030 with 11, five-year renewal options. Annual ground rent currently is estimated to be $143,400 for 2013.  Annual ground rent is adjusted on June 1 of each year, with adjustments based on increases in the hotel’s RevPAR calculated in accordance with the terms of the ground lease.

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

In addition, the Hyatt Place located in Garden City, New York is subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority, or the IDA, as lessor.  The lease expires on December 31, 2019.  Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the Garden City hotel from the IDA for nominal consideration.

           Franchise Agreements

As of December 31, 2012, all of our hotels, except for our one independent hotel, currently operate under franchise agreements with Marriott, Hilton, IHG, Hyatt, Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”), AmericInn International, LLC or Country Inns & Suites By Carlson, Inc. We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

           Hotel Management Agreements

  As of December 31, 2012, all of our hotels are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

●	Interstate Management Company, LLC (“Interstate”) and its affiliate Noble Management Group, LLC (“Noble”) – 64 hotels
●	Select Hotel Group, LLC (“Hyatt Management”) – 8 hotels
●	HP Hotels Management Company, Inc. (“HP Hotels”) – 2 hotels
●	Kana Hotels, Inc. (“Kana Hotels”) – 2 hotels
●	InterMountain Management, LLC (“InterMountain”) – 2 hotels
●	OTO Development, LLC – 2 hotels
●	IHG Management (Maryland) LLC (“IHG Management”) – 1 hotel
●	Courtyard Management Corporation (“Courtyard Management”) – 1 hotel
●	FCH Hospitality, Inc. – 1 hotel
●	Lodging Dynamics Hospitality Group – 1 hotel

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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
PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of Summit REIT began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for the common stock of Summit REIT. The last reported sale price for Summit REIT’s common stock as reported on the NYSE on February 25, 2013 was $ 9.17 per share.  The following table sets forth the high and low sales price per share of common stock  per quarter reported on the New York Stock Exchange as traded, and the distributions declared on our common stock and our operating partnership’s  Common Units for each of the quarters indicated.

2012	High	Low	Distribution Declared Per Common Share and Common Unit(1)
Fourth Quarter	$9.53	$8.02	$0.1125
Third Quarter	$8.99	$7.63	$0.1125
Second Quarter	$8.63	$7.43	$0.1125
First Quarter	$10.16	$7.40	$0.1125

2011	High	Low	Distribution Declared Per Common Share and Common Unit(1)
Fourth Quarter	$9.77	$6.16	$0.1125
Third Quarter	$11.47	$6.68	$0.1125
Second Quarter	$11.63	$9.90	$0.05625
Period Feb 9, 2011 through March 31, 2011	$10.40	$9.26	$--

(1)  Cash distributions paid per share of common stock equal cash distributions paid per Common Unit.

There is currently no established public trading market for the Common Units of Summit OP.  No public trading market for the Common Units is expected to develop.  Pursuant to the terms of the partnership agreement, beginning one year after the date of issuance, holders of Common Units (other than the General Partner and Summit REIT) may exercise their right to redeem their Common Units for cash or, at our option, shares of our common stock on a one-for-one basis.  During 2012, holders of 4,873,625 Common Units exercised their right to tender their Common Units for redemption, leaving 5,226,375 Common Units outstanding (not including those held by the General Partner and Summit REIT) as of December 31, 2012.  Any Common Units tendered for redemption will be redeemed in exchange for either (i) shares of our common stock, on a one-for-one basis, or (ii) a cash amount based upon a ten-day average of the closing sale price of our common stock on the NYSE at the time of redemption, as described in the partnership agreement.  To date, all Common Units redeemed were exchanged for shares of our common stock.

Shareholder Information

As of February 22, 2013, the common stock of Summit REIT was held of record by 302 holders and there were 65,382,932 shares of common stock outstanding.  As of February 22, 2013, the Common Units of Summit OP were held by 516 holders of record and there were 3,251,706 Common Units of Summit OP outstanding, which does not include any Common Units held by the General Partner and Summit REIT.

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

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock or the Common Units unless full cumulative distributions on the Preferred Stock and Preferred Units have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to our securities, and the securities of our operating partnership, that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit REIT Stockholders(2)	893,000	$9.75	1,213,263
Equity Compensation Plans Not Approved by Summit REIT Stockholders	—	—	—
Total	893,000	$9.75	1,213,263

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

(2)	Consists of Summit REIT’s 2011 Equity Incentive Plan, which was approved by Summit REIT’s board of directors and Summit REIT’s sole stockholder prior to completion of the IPO.

Share Performance Graph

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning February 8, 2011 and ended December 31, 2012, with the quarterly changes in the Standard and Poor’s 500 Stock Index (the S&P 500 Index), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs which focus on investments in hotel properties.  Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	02/08/11	03/31/11	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12
Summit Hotel Properties, Inc.	$100.00	$101.95	$117.00	$73.86	$100.08	$81.27	$91.00	$94.17	$106.19
S&P 500	$100.00	$100.40	$100.50	$86.56	$96.79	$108.97	$105.97	$112.70	$112.28
SNL US REIT Hotel	$100.00	$91.31	$89.67	$61.20	$79.51	$90.20	$89.64	$89.51	$89.69

 Securities Sold

There were no unregistered sales of equity securities during the year ended December 31, 2012.  There were no unregistered sales of equity securities during the year ended December 31, 2011 other than as previously reported in our Current Report on Form 8-K filed with the SEC on February 18, 2011 relating to the concurrent private placement and the formation transactions.

Item 6.        Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

	Summit Hotel Properties, Inc.		Summit Hotel Properties, LLC	Combined	Summit Hotel Properties, LLC
(in thousands, except per share)	2012	2/14/11 - 12/31/11	1/1/11 - 2/13/11	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA
REVENUES
Room revenue	$181,598	$123,506	$13,516	$137,022	$123,288	$110,090	$124,409
Other hotel operations revenue	7,944	5,015	626	5,641	5,304	4,279	4,318
Total Revenues	189,542	128,521	14,142	142,663	128,592	114,369	128,727

EXPENSES
Hotel operating expenses
Rooms	54,083	37,675	4,668	42,343	38,258	34,050	34,267
Other direct	25,125	19,001	2,857	21,858	19,332	18,826	21,115
Other indirect	51,062	33,888	4,348	38,236	33,918	30,096	31,305
Other	911	700	73	773	615	681	330
Total hotel operating expenses	131,181	91,264	11,946	103,210	92,123	83,653	87,017
Depreciation and amortization	34,263	25,111	3,248	28,359	25,586	22,352	21,016
Corporate general and administrative:
Salaries and other compensation	6,039	3,082	-	3,082	-	-	-
Other	3,534	3,479	-	3,479	-	-	-
Hotel property acquisition costs	3,050	254	-	254	367	1,389	1,571
Loss on impairment of assets	660	-	-	-	6,476	7,506	-
Total Expenses	178,727	123,190	15,194	138,384	124,552	114,900	109,604

INCOME (LOSS) FROM OPERATIONS	10,815	5,331	(1,052)	4,279	4,040	(531)	19,123

OTHER INCOME (EXPENSE)
Interest income	35	16	7	23	47	50	194
Other income	731	-	-	-	-	-	-
Interest expense	(15,585)	(12,604)	(4,417)	(17,021)	(24,902)	(17,025)	(16,111)
Debt transaction costs	(661)	-	-	-	-	-	-
Gain (loss) on disposal of assets	(198)	(36)	-	(36)	(42)	(4)	(390)
Gain (loss) on derivative financial instruments	(2)	-	-	-	-	-	-
Total Other Income (Expense)	(15,680)	(12,624)	(4,410)	(17,034)	(24,897)	(16,979)	(16,307)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(4,865)	(7,293)	(5,462)	(12,755)	(20,857)	(17,510)	2,816

INCOME TAX (EXPENSE) BENEFIT	1,238	2,187	(322)	1,865	(188)	-	(770)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(3,627)	(5,106)	(5,784)	(10,890)	(21,045)	(17,510)	2,046

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	1,357	929	(423)	506	125	1,196	11,417

NET INCOME (LOSS)	(2,270)	(4,177)	(6,207)	(10,384)	(20,920)	(16,314)	13,463

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	(1,194)	(1,240)	-	(1,240)	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL PROPERTIES, INC./
PREDECESSOR	(1,076)	(2,937)	(6,207)	(9,144)	(20,920)	(16,314)	13,463

PREFERRED DIVIDENDS	(4,625)	(411)	-	(411)	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS/MEMBERS	$(5,701)	$(3,348)	$(6,207)	$(9,555)	$(20,920)	$(16,314)	$13,463

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic	33,717	27,278

Diluted	33,849	27,278

EARNINGS PER COMMON SHARE
Basic and diluted net income (loss) per share
from continuing operations	$(0.21)	$(0.16)
Basic and diluted net income (loss) per share
from discontinued operations	0.04	0.04

Basic and diluted net income (loss) per share	$(0.17)	$(0.12)

DIVIDENDS PER COMMON SHARE	$0.45	$0.28

BALANCE SHEET DATA (at period end)
TOTAL ASSETS	$810,789	$554,005	n/a	$554,005	$493,009	$518,246	$494,755
DEBT	$312,613	$217,104	n/a	$217,104	$420,437	$426,183	$390,094
EQUITY	$473,537	$319,449	n/a	$319,449	$59,844	$81,299	$87,761

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the “Selected Financial Data,” and our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

Overview

We are a self-managed hotel investment company that was organized in June 2010 to continue and expand the existing hotel investment business of our predecessor, Summit Hotel Properties, LLC, a leading U.S. hotel owner. We focus on acquiring and owning premium-branded, select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by STR.

We completed our IPO, and concurrent private placement of common stock and our formation transactions on February 14, 2011. Net proceeds were $240.8 million, after underwriting discounts and offering-related costs, and were primarily used to pay down debt. On October 28, 2011, we completed a public offering of 2,000,000 shares of 9.25% Series A cumulative redeemable preferred stock. Net proceeds were $47.9 million, after the underwriting discount and offering-related costs, and were used to pay down the principal balance of our senior secured revolving credit facility.

On October 3, 2012, we completed our first follow-on common stock offering of 13,800,000 shares. Net proceeds were $106.4 million, after the underwriting discount and offering-related expenses, and were used to fund the cash portion of acquisitions of 10 hotels and pay down the principal balance of our senior secured revolving credit facility. On December 11, 2012, we completed a public offering of 3,000,000 shares of 7.875% Series B cumulative redeemable preferred stock. Net proceeds were $72.5 million, after the underwriting discount and offering-related costs, and were used to pay down the principal balance of our senior secured revolving credit facility.

We had no business activities prior to completion of the IPO and the formation transactions on February 14, 2011. As a result of the formation transactions, we acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, we assumed the indebtedness of our predecessor and its subsidiaries. Our predecessor was considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the formation transactions.

From the completion of our IPO through December 31, 2012, we acquired 24 hotel properties with a total of 2,915 guestrooms for purchase prices aggregating $315.5 million. In addition, pursuant to our strategy to continually evaluate our hotel properties, in 2012 we sold five hotel properties with a total of 421 guestrooms. At December 31, 2012, our portfolio consisted of 84 hotels with a total of 9,019 guestrooms located in 21 states.

Substantially all of our assets are held by, and all of our operations are conducted through, Summit OP. Through a wholly owned subsidiary, Summit REIT is the sole general partner of Summit OP. At December 31, 2012, Summit REIT owned 90% of Summit OP’s issued and outstanding Common Units, including Common Units representing the sole general partnership interest, and all of Summit OP’s issued and outstanding Series A and B Preferred Units. The other limited partners of Summit OP, which include executive officers and directors of the Company, own the remaining Common Units. Pursuant to the Summit OP partnership agreement, through our General Partner, we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, and to make distributions to partners and to cause changes in Summit OP’s business activities.

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

In “PWC Hospitality Directions”, PricewaterhouseCoopers LLP projects RevPAR growth increases in 2013 for upscale hotels and upper midscale hotels of 5.8% and 5.1%, respectively. Although we expect that our hotels will realize meaningful RevPAR gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on demand for our guestrooms, we feel relatively confident that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, local real estate market conditions and availability and pricing of existing properties. As a result of scarcity of financing, severe recession and declining operating fundamentals, during 2008 and 2009, many planned hotel developments were cancelled or postponed. Due to economic uncertainty, we believe the effect of the severe recession will be prolonged compared with prior recessions. According to Lodging Econometrics, approximately 395 new hotels with 40,942 guestrooms will open during 2013 and 446 hotels with 48,335 guestrooms will open in 2014. This compares to 5,883 new hotels with 785,547 guestrooms that opened during 2008.

If the general economy does not continue its recovery for any number of reasons, including, among others, an economic slowdown and other events outside our control, such as terrorism or significantly increased gasoline prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

Operating Performance Metrics

We use a variety of operating performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

●	Occupancy – Occupancy represents the total number of guest rooms sold divided by the total number of guest rooms available.
●	Average Daily Rate (ADR) – ADR represents total room revenues divided by the total number of guest rooms sold.
●	Revenue Per Available Room (RevPAR) – RevPAR is the product of ADR and Occupancy.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of hotel rooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and brands.

Hotel Property Portfolio Activity

Acquisitions

We acquired 19 hotel properties in 2012 and five in 2011. A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company

2012
January 12	Courtyard by Marriott	Atlanta, GA	150	$28,900	Courtyard Management Corporation
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	130	11,500	HP Hotels Management Company, Inc.
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	95	8,625	HP Hotels Management Company, Inc.
May 16	Courtyard by Marriott	Dallas (Arlington), TX	103	15,000	InterMountain Management, LLC
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	112	11,500	Kana Hotels, Inc.
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	83	8,000	Kana Hotels, Inc.
July 2	Residence Inn by Marriott	Dallas (Arlington), TX	96	15,500	InterMountain Management, LLC
October 5	Hyatt Place	Dallas (Arlington), TX	127	9,055	Select Hotel Groups, LLC
October 5	Hyatt Place	Denver (Lone Tree), CO	127	10,530	Select Hotel Groups, LLC
October 5	Hyatt Place	Denver (Englewood), CO	126	11,515	Select Hotel Groups, LLC
October 5	Hyatt House	Denver (Englewood), CO	135	13,480	Select Hotel Groups, LLC
October 5	Hyatt Place	Baltimore (Owings Mills), MD	123	10,235	Select Hotel Groups, LLC
October 5	Hyatt Place	Chicago (Lombard), IL	151	17,025	Select Hotel Groups, LLC
October 5	Hyatt Place	Phoenix, AZ	127	5,020	Select Hotel Groups, LLC
October 5	Hyatt Place	Scottsdale, AZ	127	10,530	Select Hotel Groups, LLC
October 23	Hilton Garden Inn	Fort Worth, TX	98	7,200	FCH Hospitality, Inc.
December 21	Residence Inn by Marriott	Salt Lake City, UT	178	19,959	Lodging Dynamics Hospitality Group
December 27	Hyatt Place	Long Island (Garden City), NY	122	31,000	OTO Development, LLC
December 27	Hilton / Hampton Inn & Suites	Tampa (Ybor City), FL	138	20,844	OTO Development, LLC

Total 2012		19 hotel properties	2,348	$265,418

2011
April 15	Hilton / Homewood Suites	Jackson (Ridgeland), MS	91	$7,350	Interstate Management Company
April 27	IHG / Staybridge Suites	Denver (Glendale), CO	121	10,000	Interstate Management Company
April 27	IHG / Holiday Inn	Duluth, GA	143	7,000	IHG Management (Maryland), LLC
May 25	Hilton Garden Inn	Duluth, GA	122	13,350	Interstate Management Company
July 28	Courtyard by Marriott	El Paso, TX	90	12,350	Interstate Management Company

Total 2011		5 hotel properties	567	$50,050

2012 Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in a Courtyard by Marriott in Atlanta, GA for $190,000 per key. Including renovations, we expect total cost per key to be $191,300. Upon expiration of tax credits related to the hotel in 2016, we are obligated to purchase the remaining ownership for $0.4 million, which has been accrued as a liability and is included in the purchase price of $28.9 million. We funded this acquisition through assumption of a $19.0 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Liberty Park), AL for $88,462 per key. Including renovations, we expect total cost per key to be $90,200. We funded this acquisition with a $6.5 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased another Hilton Garden Inn in Birmingham (Lakeshore), AL for $90,789 per key. Including renovations, we expect total cost per key to be $107,600.  We funded the purchase price with a $5.6 million term loan and borrowings under our senior secured revolving credit facility.

On May 16, 2012, we purchased a Courtyard by Marriott in Dallas (Arlington), TX for $145,631 per key. We expect to perform very minor renovations at this hotel. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 16, 2012, we purchased a Hilton Garden Inn in Nashville (Smyrna), TN for $102,679 per key. Including renovations, we expect total cost per key to be $106,500. We funded this acquisition through assumption of an $8.7 million term loan and borrowings under our senior secured revolving credit facility.

On June 21, 2012, we purchased a Hampton Inn & Suites in Nashville (Smyrna), TN for $96,386 per key. Including renovations, we expect total cost per key to be $101,900. We funded this acquisition through assumption of a $5.4 million term loan and borrowings under our senior secured revolving credit facility.

On July 2, 2012, we purchased a Residence Inn in Dallas (Arlington), TX for $161,458 per key. We expect to perform very minor renovations at this property. We funded this acquisition with borrowing under our senior secured revolving credit facility.

On October 5, 2012, we purchased from affiliates of Hyatt Hotels Corporation (Hyatt), a portfolio of eight hotel properties. We expect to spend $7.8 million for renovations at these properties for a total cost of $91,300 per key. We funded this acquisition with proceeds from our first follow-on common stock offering completed on October 3, 2012. The renovations will be funded with borrowing on our senior secured revolving credit facility.

On October 23, 2012, we purchased a Hilton Garden Inn in Fort Worth, TX for $73,469 per key. Including renovations, we expect total cost per key to be $98,000. We funded this acquisition with proceeds from our first follow-on common stock offering completed on October 3, 2012.

On December 21, 2012, we purchase a Residence Inn by Marriott in Salt Lake City, UT for $112,129 per key. Including renovations, we expect total cost per key to be $148,500. We funded this acquisition through assumption of a $14.1 million term loan and the proceeds from the sale of our Courtyard by Marriott in Missoula, MN completed on December 11, 2012.

On December 27, 2012, we purchased a Hyatt Place in Long Island (Garden City), NY for $254,098 per key and a Hampton Inn & Suites in Tampa (Ybor City), FL for $151,043 per key. We expect to perform very minor renovations at the Hyatt Place, and including renovations, we expect total cost per key to be $163,400 for the Hampton Inn & Suites. We funded this acquisition with borrowings under our senior secured revolving credit facility.

2011 Acquisitions

On April 15, 2011, we purchased a Homewood Suites in Jackson (Ridgeland), MS for $80,769 per key. We have completed planned renovations, resulting in total cost per key of $92,500. We funded this acquisition and the related renovations with borrowings under our senior secured revolving credit facility.

On April 27, 2011, we purchased a Staybridge Suites in Denver (Glendale), CO and a Holiday Inn in Duluth, GA for a combined $64,394 per key. Including renovations, we expect the combined total cost per key to be $73,500. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 25, 2011, we purchased a Hilton Garden Inn in Duluth, GA for $109,426 per key. Including renovations, we expect the total cost per key to be $115,000. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On July 28, 2011, we purchased a Courtyard by Marriott in El Paso, TX for $137,222 per key. We have completed planned renovations, resulting in total cost per key of $145,000. We funded this acquisition and the related renovations with borrowings under our senior secured revolving credit facility.

2012 Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold five hotel properties and three parcels of land held for development in 2012. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, cease depreciation, evaluate for potential impairment, and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. In 2012, we recognized impairment charges of $2.3 million on hotel properties and $0.7 million on land held for development.

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID for an aggregate sales price of $16.5 million. We used the net proceeds to pay off $5.6 million in related term debt and reduce borrowings under our senior secured revolving credit facility.

On August 15, 2012, we sold the AmericInn Hotel & Suites in Missoula, MT for $1.9 million.

On December 11, 2012, we sold the Courtyard by Marriott in Missoula, MT for $7.7 million. We used the net proceeds to fund the cash portion of the purchase price for the Residence Inn by Marriott in Salt Lake City, UT.

Other 2012 Hotel Property Investment Activities

On October 30, 2012, we entered into an agreement with an affiliate of Hyatt Hotels Corporation to fund $20.3 million in the form of a first mortgage loan on a hotel property located in downtown Minneapolis, MN. The $20.3 million represents a portion of the total acquisition cost and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions including the successful conversion of the property, estimated to be completed in fourth quarter 2013, we plan to purchase the property and enter into a management agreement with a Hyatt affiliate. At December 31, 2012, our investment in this loan was $10.3 million and is classified as investment in hotel properties under development in our consolidated balance sheet.

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel rooms. Our other hotel operations revenue consists of ancillary revenues related to meeting rooms and other guest services provided at our hotels.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease. Our hotel operating expenses consist of room expenses (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies, and complimentary breakfast), other direct expenses (office supplies, utilities, telephone, advertising and bad debts), other indirect expenses (real and personal property taxes, insurance, travel agent and credit card commissions, hotel management fees, and franchise fees), and other expenses (ground rent and other items of miscellaneous expense).

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement, and formation transactions, neither Summit REIT nor Summit OP had any operations other than the issuance of 1,000 shares of common stock of Summit REIT to our Executive Chairman in connection with Summit REIT’s formation and initial capitalization and activity in connection with the IPO and the formation transactions. As a result, the following discussion compares our operating results for the year 2012 with the combined results of our operations for the period from February 14, 2011 through December 31, 2011 and our predecessor’s operations for the period from January 1, 2011 through February 13, 2011.  We also compare the combined operating results for 2011 with the operating results of our predecessor for the year 2010.

Comparison of 2012 to 2011

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2012 compared with 2011 (dollars in thousands, except ADR and RevPAR):

	2012		2011		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(83 hotels)	(59 hotels)	(64 hotels)	(59 hotels)	(83/64 hotels)	(59 hotels)

Total revenues	$189,542	$147,760	$142,663	$132,367	32.9%	11.6%
Hotel operating expenses	$131,181	$102,448	$103,210	$95,986	27.1%	6.7%
Occupancy	69.7%	69.1%	65.0%	64.6%	7.2%	7.0%
ADR	$95.67	$93.51	$90.33	$89.66	5.9%	4.3%
RevPAR	$66.65	$64.63	$58.68	$57.87	13.6%	11.7%

The total portfolio information above includes revenues and expenses from the 19 hotel properties we acquired in 2012 and five hotel properties we acquired in 2011 from the date of acquisition through December 31, 2012, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2012 for the 19 hotels acquired in 2012 or a full twelve months of operations in 2011 for the five hotels acquired in 2011. In addition, the AmericInn in Golden, CO is excluded from the total portfolio information due to the classification as held for sale at December 31, 2012.

Revenues. Total revenues increased $46.9 million, or 32.9%, to $189.5 million in 2012, compared with $142.7 million in 2011. The growth was due to a $15.4 million increase in same-store revenues, a $6.6 million increase in revenues at the five hotels we acquired in 2011, and $24.9 million in revenues at the 19 hotels we acquired in 2012.

The same-store revenue increase of 11.6%, to $147.8 million in 2012 compared with $132.4 million in 2011, was due to an increase in occupancy to 69.1% in 2012 compared with 64.6% in 2011, and ADR to $93.51 in 2012 compared with $89.66 in 2011. The increases in occupancy and ADR resulted in an 11.7% increase in same-store RevPAR to $64.63 in 2012 compared with $57.87 in 2011. These increases were due to the improving economy and hotel industry fundamentals, renovations made at eight hotel properties in 2011, and the stabilization of operations at the hotels involved in the arbitration matter with Choice Hotels International, Inc. (“Choice”) after the successful rebranding and upgrades that occurred in 2011.

Hotel Operating Expenses. The 27.1% increase in total hotel operating expenses in 2012 compared with 2011 was largely related to the increase in revenues and the acquisition of 19 hotel properties in 2012 and five hotel properties in second and third quarter 2011.

The following table summarizes our hotel operating expenses for our same-store (59 hotels) portfolio for 2012 and 2011 (dollars in thousands):

			Percentage	Percentage of Revenue
	2012	2011	Change	2012	2011

Rooms expense	$42,194	$39,309	7.3%	28.6%	29.7%
Other direct expense	19,270	20,310	(5.1%)	13.0%	15.3%
Other indirect expense	40,341	35,735	12.9%	27.3%	27.0%
Other expense	643	632	1.7%	0.4%	0.5%
Total hotel operating expenses	$102,448	$95,986	6.7%	69.3%	72.5%

Depreciation and Amortization. Depreciation and amortization expense increased $5.9 million, or 20.8%, to $34.3 million in 2012 compared with 2011, primarily due to renovations at existing hotel properties and depreciation associated with newly acquired hotel properties. The 2012 depreciation and amortization expense includes $31.2 million of fixed asset depreciation, $2.3 million of financing costs amortization, and $0.8 million of franchise fees amortization. Depreciation and amortization expense in 2011 of $28.4 million includes $25.4 million of fixed asset depreciation, $2.2 million of financing costs amortization, and $0.8 million of franchise fees amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $3.0 million, or 45.9%, to $9.6 million in 2012 compared with 2011. The increase is primarily due to an increase in bonuses of $1.5 million, as there were no bonuses in 2011; equity-based compensation of $0.7 million; costs related to the development of corporate functions that did not exist prior to our IPO of $0.3 million; and costs related to the move of our corporate headquarters from Sioux Falls, SD, to Austin, TX of $0.2 million. In addition, we incurred $0.2 million in legal expenses related to the Choice arbitration.

Other Income/Expense. The major component of other income/expense is interest expense, which decreased $1.4 million, or 8.4%, due to the repayment of $223.7 million of debt with proceeds from our IPO and concurrent private placement in 2011, partially offset by interest expense on new debt related to our 2012 acquisition activities. We expect to continue to acquire hotels. As a result, interest expense is expected to increase.

Income Tax Benefit. The income tax benefit of $1.2 million was a result of net operating losses at our TRSs. The net operating losses were primarily the result of the disruption at the hotel properties involved in the Choice arbitration.

Cash Flows. The increase in net cash provided by operating activities of $10.6 million in 2012 compared with 2011 resulted from an $8.1 million improvement in earnings and a $5.1 million increase in depreciation, primarily related to hotel property acquisitions completed in 2011 and 2012; partially offset by $3.9 million less cash provided from operating assets and liabilities. The $149.5 million increase in net cash used in investing activities in 2012 compared with 2011 resulted from an increase in hotel property acquisitions of $166.9 million and hotel properties under development of $10.3 million, partially offset by a reduction in hotel property improvements and additions of $4.1 million and an increase in proceeds from asset dispositions of $25.5 million. The $139.8 million increase in net cash provided by financing activities in 2012 compared with 2011 resulted from an increase in debt in 2012 of $48.3 million compared with a reduction in 2011 of $203.3 million. The 2011 reduction was due to the use of net proceeds from our IPO and concurrent private placement to repay debt. In addition, we received net proceeds of $178.9 million from the issuance of equity in 2012 compared with net proceeds of $288.7 million in 2011. The 2012 proceeds related to our first follow-on common stock offering and a preferred offering and the 2011 proceeds related to our IPO and concurrent private placement and a preferred offering. Dividends paid and distributions to members increased $3.9 million in 2012.

Comparison of 2011 to 2010

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2011 compared with 2010 (dollars in thousands, except ADR and RevPAR):

	2011		2010	Percentage Change
	Total Portfolio	Same-Store Portfolio	Total and Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(64 hotels)	(59 hotels)	(59 hotels)	(64/59 hotels)	(59 hotels)

Total revenues	$142,663	$132,367	$128,592	10.9%	2.9%
Hotel operating expenses	$103,210	$95,986	$92,118	12.0%	4.2%
Occupancy	65.0%	64.6%	63.7%	2.0%	1.4%
ADR	$90.33	$89.66	$87.86	2.8%	2.0%
RevPAR	$58.68	$57.87	$55.94	4.9%	3.5%

The total portfolio information above includes revenues and expenses from the five hotel properties we acquired in 2011 from the date of acquisition through December 31, 2011, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2011 for the five hotel properties acquired in 2011. In addition, the AmericInn in Golden, CO is excluded from the total portfolio information due to the classification as held for sale at December 31, 2012. We did not acquire any hotels in 2010.

Revenues. Total revenues increased $14.1 million, or 10.9%, to $142.7 million in 2011 compared with $128.6 million in 2010. The growth was due to a $3.8 million increase in same-store revenues and $10.3 million in revenues at the five hotel properties we acquired in 2011.

The same-store revenue increase of 2.9%, to $132.4 million in 2011 compared with $128.6 million in 2010, was due to an increase in occupancy to 64.6% in 2011 compared with 63.7% in 2010, and ADR to $89.66 in 2011 compared with $87.86 in 2010. The increases in occupancy and ADR resulted in a 3.5% increase in same-store RevPAR to $57.87 in 2011 compared with $55.94 in 2010. These increases were primarily due to improving economic conditions affecting our markets, which lead to continued stabilization of revenue. The increase in revenues occurred despite significant decrease in RevPAR at our former Choice hotels during the same period as a result of continued disruptions associated with termination of the franchises and the loss of access to national reservations systems, pending effectiveness of new franchises. In addition, most of the former Choice hotels operating under new franchise brands were operating under lesser-known franchise brands, which provide lower levels of marketing support and guest loyalty programs that may not be as strong as those of the larger brands. As a result, occupancy, ADR, RevPAR and revenues for these hotels were adversely affected.

Hotel Operating Expenses. The 12.0% increase in total hotel operating expenses in 2011 compared with 2010 was largely related to the increase in revenues and the acquisition of five hotel properties in second and third quarter 2011. In addition, the transition of management of our initial hotel properties to Interstate resulted in an increase in expenses as a percentage of revenues. The transition in hotel management resulted in an additional $1.9 million of expenses in 2011 compared with 2010.  In 2011, we also incurred expenses of $0.3 million for the franchise conversions and related renovation expenses of the former Choice hotels and $0.3 million of addition royalty fees as a result of franchisor negotiations related to our IPO.

The following table summarizes our hotel operating expenses for our same-store (59 hotels) portfolio for 2011 and 2010 (dollars in thousands):

			Percentage	Percentage of Revenue
	2011	2010	Change	2011	2010

Rooms expense	$39,309	$38,138	3.1%	29.7%	29.7%
Other direct expense	20,310	19,332	5.1%	15.3%	15.0%
Other indirect expense	35,735	34,004	5.1%	27.0%	26.4%
Other expense	632	644	(1.9%)	0.5%	0.5%
Total hotel operating expenses	$95,986	$92,118	4.2%	72.5%	71.6%

Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 10.8%, to $28.4 million in 2011 compared with 2010, primarily due to the write-off of capitalized costs related to re-franchising the former Choice hotels, refinancing loans, and renovations at existing hotel properties; and the additional depreciation associated with newly acquired hotel properties. The 2011 depreciation and amortization expense includes $25.4 million of fixed asset depreciation, $2.2 million of financing costs amortization, and $0.8 million of franchise fees amortization. Depreciation and amortization expense in 2010 of $25.6 million includes $23.6 million of fixed asset depreciation, $1.8 million of financing costs amortization, and $0.2 million of franchise fees amortization.

Corporate General and Administrative. Corporate general and administrative expenses of $6.6 million in 2011 were largely new expenses following our IPO. These expenses had not previously been incurred by our predecessor. Included in this amount were $1.0 million of legal expenses related to the Choice arbitration.

Other Income/Expense. The major component of other income/expense is interest expense, which decreased $7.9 million, or 31.6%, due to the repayment of $223.7 million of debt with proceeds from our IPO and concurrent private placement in 2011.

Income Tax Benefit. The income tax benefit of $1.9 million was a result of net operating losses at our TRSs. The net operating losses were primarily the result of the disruption at the hotel properties involved in the Choice arbitration.

Cash Flows. Net cash provided by operating activities increased $13.7 million in 2011 compared with 2010 largely due to a decline in prepaid expenses by our predecessor related to IPO expenses, increased expense accruals due to different payable timing practices of our predecessor and Interstate, release of restricted cash, and a change in net loss due to a decrease in interest expense of $8.5 million. The $80.3 million increase in net cash used in investing activities in 2011 compared with 2010 was the result of $50.0 million acquisitions of hotel properties in 2011 and $33.5 million of improvements and additions to hotel properties. The $69.4 million increase in net cash provided by financing activities in 2011 compared with 2010 was primarily due the net proceeds from our IPO and concurrent private placement, partially offset by repayment of debt and distributions paid by our predecessor to its members prior to our IPO; the receipt of net proceeds from our preferred stock offering; and the issuance of $65.4 million of new debt related to the senior secured revolving credit facility and our term loan from Goldman Sachs. Immediately prior to completion of the formation transactions and in accordance with the terms of the merger agreement, during February 2011, our predecessor paid accrued and unpaid priority returns on its Class A and Class A-1 membership interests in the amount of $8.3 million. Our predecessor paid approximately $0.5 million of priority returns in first quarter 2010. There will be no additional payments on priority returns to former members of our predecessor.

Discontinued Operations

Pursuant to our strategy to continually evaluate our hotel portfolio, we periodically evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and future results of operations, including impairment charges, in discontinued operations. In 2012, we began reporting the results of operations of the following hotel properties in discontinued operations:

●	Hampton Inn, Twin Falls, ID
●	Holiday Inn Express, Twin Falls, ID
●	AmericInn, Twin Falls, ID
●	AmericInn Hotel & Suites, Missoula, MT
●	Courtyard by Marriott, Missoula, MT
●	AmericInn, Golden, CO

The Twin Falls, ID and Missoula, MT hotel properties were sold in 2012. The AmericInn in Golden, CO was classified as held for sale at December 31, 2012 and subsequently sold on January 15, 2013.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	2012	2011

Revenues	$5,351	$8,884

Hotel operating expenses	3,962	6,213
Depreciation and amortization	608	1,448
Loss on impairment of assets	2,305	-
(Gain) loss on disposal of assets	(3,009)	-
Interest expense	179	838

Total expenses	4,045	8,499

Income (loss) from discontinued operations before income taxes	1,306	385

Income tax (expense) benefit	51	121

Income (loss) from discontinued operations	$1,357	$506

Liquidity and Capital Resources

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, and interest expense and scheduled principal payments on outstanding indebtedness. In addition, we have funding requirements for the cash portion of the purchase price of hotel properties under contract, if acquired, and distributions to our stockholders.

We expect to fund these requirements with working capital, cash provided by operations, and borrowings under our senior secured revolving credit facility. In addition, we may fund the purchase price of hotel property acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our working capital, cash provided by operations, borrowings under our senior secured revolving credit facility, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

At December 31, 2012, $36.1 million of debt (11.5% of our total debt outstanding) matures prior to December 31, 2013, including $8.2 million of mortgage debt owed to First National Bank of Omaha paid off in January 2013, prior to maturity. Although we believe we will have the capacity to repay these borrowings, if necessary, or we will be able to refinance them using draws under our senior secured revolving credit facility, there can be no assurances that refinance options will be available on terms acceptable to us, or at all, or that our revolving credit facility will be available to repay such maturing debt, as draws under our senior secured revolving credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect 2013 capital expenditures for these activities at hotels we own as of February 25, 2013 to be in the range of $38.0 million to $48.0 million. We may also make renovations and other non-recurring capital expenditures in 2013 at hotels we acquire in the future.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, maturing debt and scheduled debt payments, and acquisitions of additional hotel properties. We expect to fund these requirements through various sources of capital, including working capital, cash provided by operations, long-term mortgage indebtedness and other borrowings, and borrowings under our senior secured revolving credit facility. In addition, we may fund the purchase price of hotel property acquisitions by issuing securities (including partnership units issued by Summit OP). We may also seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, we will need to raise additional capital to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional capital on terms acceptable to us, if at all. We anticipate that debt we incur in the future may include, as does our current debt, restrictions (including lockbox and cash management provisions) that under certain circumstances may limit or prohibit Summit OP and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

Outstanding Indebtedness

At December 31, 2012, we had $312.6 million in debt secured by mortgages on 68 hotel properties. We also had 16 hotel properties unencumbered by mortgage debt, including 15 (containing 1,843 guestrooms) operating under brands owned by Marriott, Hilton, IHG and Hyatt, that are available to be used as collateral for future loans. We intend to secure or assume term loan financing or use our senior secured revolving credit facility, together with other sources of financing, to fund future acquisitions. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one. For purposes of calculating this ratio, we exclude preferred stock from indebtedness. In 2012, we obtained financing through common and preferred equity issuances and debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotel properties and unsecured debt.

We believe we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at December 31, 2012 follows (dollars in thousands):

Lender	Interest Rate December 31, 2012	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt

$150 Million Senior Secured
Revolving Credit Facility

Deutsche Bank AG New York Branch	3.00% Variable	n/a	May 16, 2015	See "$150 Million Senior Secured Revolving Credit Facility"	$58,000

Term Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	See "Term Loans"	66,174

Empire Financial Services, Inc.	6.00% Fixed	25	February 1, 2017	Courtyard by Marriott, Atlanta, GA	18,699

Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	Hilton Garden Inn, Smyrna, TN	8,593

Merrill Lynch Mortgage Lending Inc.	6.384% Fixed	30	August 1, 2016	Hampton Inn, Smyrna, TN	5,341

GE Capital Financial Inc.	6.03% Fixed	25	May 1, 2017	Courtyard by Marriott, Scottsdale, AZ and SpringHill	14,851
				Suites by Marriott, Scottsdale, AZ
Chambers Bank	6.50% Fixed	20	June 24, 2014	Aspen Hotel & Suites, Fort Smith, AR	1,417

Bank of the Ozarks	5.75% Fixed	25	July 10, 2017	Hyatt Place, Portland, OR	8,778

MetaBank	4.95% Fixed	17	February 1, 2017	Holiday Inn, Boise, ID and SpringHill Suites by	6,786
				Marriott, Lithia Springs, GA
Bank of Cascades	4.66% Fixed	25	September 30, 2021	Residence Inn by Marriott, Portland, OR	12,283

Goldman Sachs	5.67% Fixed	25	July 6, 2016	SpringHill Suites by Marriott, Bloomington, MN	14,376
				and Hampton Inn & Suites, Bloomington, MN
BNC National	5.01% Fixed	20	November 1, 2013	Hampton Inn & Suites, Fort Worth, TX	5,308

Compass Bank	4.57% Fixed	20	May 17, 2018	Courtyard by Marriott, Flagstaff, AZ	14,144

General Electric Capital Corp.	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham, AL (95 guestrooms)	5,481

	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham, AL (130 guestrooms)	6,419

	5.37% Fixed	20	April 1, 2018	SpringHill Suites by Marriott, Denver, CO*	7,998

	5.59% Fixed	25	March 1, 2019	Double Tree, Baton Rouge, LA*	10,434

	4.61% Fixed	25	April 1, 2014	Country Inn & Suites, San Antonio, TX*	10,568

AIG	6.11% Fixed	20	January 1, 2016	Residence Inn by Marriott, Salt Lake City, UT	14,059

First National Bank of Omaha	5.25% Variable	20	February 1, 2014	Hyatt Place, Atlanta, GA	8,241

	5.25% Variable	20	July 1, 2013	Courtyard by Marriott, Germantown, TN and Courtyard by Marriott, Jackson, MS	14,663

Total Term Loans					254,613

Total Debt					$312,613

* These three loans are cross-collateralized and are also secured by the Aloft in Jacksonville FL, the Hyatt Place in Las Colinas, TX, and the Fairfield Inn in Boise, ID.

The interest rates at December 31, 2012 above give effect to our use of interest rate swaps, where applicable.

$150 Million Senior Secured Revolving Credit Facility

We have a $150.0 million senior secured revolving credit facility that matures on May 16, 2015, with an option to extend for one additional year if we meet certain requirements. Deutsche Bank AG New York Branch, is administrative agent, Deutsche Bank Securities Inc., is lead arranger, and the syndicate of lenders includes Deutsche Bank AG New York Branch, Royal Bank of Canada, KeyBank National Association, Regions Bank, U.S. Bank National Association, and Citibank, N.A. Citibank was added to the syndicate on November 6, 2012 when we increased the facility from $125.0 million to $150.0 million. The actual amount of borrowing capacity available depends upon the value of the hotel properties comprising the borrowing base collateral.

This facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of term debt). At December 31, 2012, the maximum amount of borrowing permitted was $112.1 million, of which we had $58.0 million borrowed, $1.3 million in standby letters of credit and $52.8 million available to borrow.

The current terms of our $150.0 million senior secured revolving credit facility, as amended, are described in the summary below.

Outstanding borrowings are limited to the least of (a) $150.0 million, (b) 60% of the aggregate appraised value of the borrowing base assets, and (c) a formula related to the aggregate adjusted net operating income of the borrowing base assets securing the facility. The borrowing base must also have no fewer than 15 properties.

We pay interest on the periodic advances at varying rates, based upon, at our option, either (a) 1, 2, 3 or 6-month LIBOR, subject to a floor of 0.50%, plus the applicable LIBOR margin or (b) the applicable base rate, which is the greatest of (x) the administrative agent’s prime rate, (y) 0.50% plus the federal funds effective rate, and (z) 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus the applicable margin for base rate loans. The applicable LIBOR and base rate margin depends upon the ratio of our outstanding consolidated total indebtedness to EBITDA. The LIBOR margin ranges from 2.25% to 2.75% and the base rate margin ranges from 1.25% to 1.75%.

The credit facility is secured primarily by a first priority mortgage lien on each borrowing base asset and a first priority pledge of our equity interests in the subsidiaries that hold the borrowing base assets and Summit Hotel TRS II, LLC, which we formed in connection with the credit facility to wholly own the TRS lessees that lease each of the borrowing base assets. At December 31, 2012, the borrowing base assets are as follows:

●	SpringHill Suites, Little Rock, AR	●	Fairfield Inn, Salina, KS
●	Fairfield Inn, Denver CO	●	Fairfield Inn, Baton Rouge, LA
●	Hampton Inn, Fort Collins, CO	●	SpringHill Suites, Baton Rouge, LA
●	Staybridge Suites, Glendale, CO	●	TownePlace Suites, Baton Rouge, LA
●	AmericInn, Golden, CO	●	Homewood Suites, Ridgeland, MS
●	Fairfield Inn, Golden, CO	●	Hampton Inn, Medford, OR
●	Hampton Inn, Boise, ID	●	SpringHill Suites, Nashville, TN
●	Residence Inn, Fort Wayne, IN	●	Courtyard by Marriott, Arlington, TX
●	Hilton Garden Inn, Duluth, GA	●	Residence Inn, Arlington, TX
●	Holiday Inn, Duluth, GA	●	Courtyard by Marriott, El Paso, TX
●	Fairfield Inn, Emporia, KS	●	Hampton Inn, Provo, UT
●	Holiday Inn Express, Emporia, KS	●	Fairfield Inn, Bellevue, WA
●	AmericInn, Salina, KS	●	Fairfield Inn, Spokane, WA

Prior to April 29, 2013, we may elect to increase the amount of our senior secured revolving credit facility by up to an additional $50.0 million, increasing the maximum aggregate amount to $200.0 million, subject to the identification of a lender or lenders willing to make available the additional amounts, including new lenders acceptable to us and the administrative agent, and subject to adding additional properties to the borrowing base.

We are required to comply with a series of financial and other covenants to borrow under our senior secured revolving credit facility. The material financial covenants, tested quarterly, include the following:

●	a maximum ratio of consolidated indebtedness (as defined in the loan documents) to consolidated EBITDA (as defined in the loan documents) ranging from 7.25:1.00 to 5.75:1.00;
●	a minimum ratio of adjusted consolidated EBITDA (as defined in the loan documents) to consolidated fixed charges (as defined in the loan documents) ranging from 1.40:1.00 to 1.50:1.00;
●
a minimum consolidated tangible net worth (as defined in the loan documents) of not less than $228.7 million (at December 31, 2012) plus 80% of the net proceeds of subsequent comm on equity issuances; and

●	a maximum dividend payout ratio of 95% of FFO (as defined in the loan documents) or an amount necessary to maintain REIT tax status and avoid corporate income and excise taxes.

In January 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the facility’s borrowing base. At February 25, 2013, the maximum amount of borrowing permitted under the terms of our senior secured revolving credit facility was $112.1 million. We had no borrowings under the facility, $3.7 million in standby letters of credit and $108.4 million available to borrow.

Term Loans

At December 31, 2012, we had $254.6 million in term loans. These term loans are secured primarily by first priority mortgage liens on hotel properties.

On February 13, 2012, we consolidated four loans with ING Life Insurance and Annuity into a single term loan totaling $67.5 million that matures March 1, 2032. This loan is secured by the following hotel properties:

●	Fairfield Inn & Suites, Germantown, TN	●	Fairfield Inn, Lewisville, TX
●	Residence Inn by Marriott, Germantown, TN	●	Hampton Inn, Denver CO
●	Holiday Inn Express, Boise, ID	●	Holiday Inn Express, Vernon Hills, IL
●	Hampton Inn & Suites, El Paso, TX	●	Hampton Inn, Fort Wayne, IN
●	Hampton Inn, Fort Smith, AR	●	Staybridge Suites, Ridgeland, MS
●	Hilton Garden Inn, Fort Collins, CO	●	Residence Inn by Marriott, Ridgeland, MS
●	SpringHill Suites by Marriott, Flagstaff, AZ	●	Country Inn & Suites, Charleston, WV
●	Holiday Inn Express, Sandy, UT	●	Holiday Inn Express, Charleston, WV

For additional information regarding our term loans, please read our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

Capital Expenditures

In 2012, our capital expenditures related to hotel properties totaled $29.4 million, which included $24.1 million on hotel properties that we owned at the beginning of 2011 and $5.3 million on hotel properties that we acquired in 2012 and 2011. In 2012, we completed renovations at 13 of our hotel properties (not including renovations due to franchise conversions) and started renovations that vary in scope at 21 additional hotel properties.

From completion of our IPO on February 14, 2011 through December 31, 2011, we funded $28.9 million of capital improvements at our hotel properties. In 2011, we completed renovations at seven of our hotel properties (not including renovations due to franchise conversions) and started renovations at five additional hotel properties.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At December 31, 2012, we had $1.3 million in outstanding stand-by letters of credit. These letters of credit act as credit enhancements on two term loans and may be released when the operating performance of the related hotel properties reach a defined level.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2012 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations a)	$375,236	$51,905	$93,981	$117,521	$111,829
Operating lease obligations b)	37,503	599	1,119	1,164	34,621
Purchase obligations c)	5,585	5,585	-	-	-
Total	$418,324	$58,089	$95,100	$118,685	$146,450

a)
Amounts shown include amortization of principal, maturities, and estimated interest payments on our obligations. Interest payments on our variable rate obligations have been estimated using the interest rates in effect at December 31, 2012, after giving effect to our interest rate swaps.

b)	Primarily ground leases and corporate office leases.

c)	Represents purchase orders and executed contracts for renovation projects at our hotel properties.

In addition to the contractual obligations in the above table, at December 31, 2012 we had entered into purchase agreements to acquire two hotels for $17.1 million, including the assumption of debt of $10.3 million. These acquisitions are subject to certain conditions to closing, included the approval of the debt assumptions. Therefore, we cannot provide assurance that we will acquire these hotel properties.

We are also obligated to fund the remaining $10.0 million of a $20.3 million first mortgage loan on a hotel property located in downtown Minneapolis, MN. The loan represents a portion of the total acquisition cost and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions including the successful conversion of the property, estimated to be completed in fourth quarter 2013, we plan to purchase the property for an estimated $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believed to be reasonable under the circumstances. All of our predecessor’s significant accounting policies are disclosed in the notes to its consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotel Properties

Acquisitions. We allocate the purchase price based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to our investment in hotel properties or intangible assets, which can affect depreciation and/or amortization expense and our results of operations.

Depreciation and Amortization. Hotel properties are recorded at cost and depreciated using the straight-line method over an estimated useful life of 25 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation expense to reflect each year. While we believe our estimates are reasonable, a change in the estimated useful lives could affect our results of operations.

Impairment of Hotel Properties. We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific property and determine if our investment is recoverable based on the undiscounted future cash flows. If impairment is indicated, we estimated the fair value of the property and an adjustment is made to reduce the carrying value of the property to fair value. These assessments may affect the results of our operations.

Equity-Based Compensation

Our 2011 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. We expense these awards over the vesting period. The amount of the expense may be subject to adjustment in future periods depending on the attainment of specific performance goals, which affect the vesting of certain equity-based awards, or a change in forfeiture assumptions.

Income Taxes

Commencing with our short taxable year ended December 31, 2011, we elected and qualified to be taxed as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost, unless we satisfy certain relief provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify for treatment as a REIT.

We account for federal and state income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and respective carrying amounts for tax purposes, and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

New Accounting Standards Adopted

In first quarter 2012, we adopted Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements and Disclosures. ASU 2011-04 developed common requirements for measuring fair value and for disclosing information about fair value measurements.

In first quarter 2012, we also adopted ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 required the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; eliminating the option to present the components of other comprehensive income as part of the statement of changes in equity. We elected to present a separate consolidated statement of comprehensive income (loss). In December 2011, the Financial Accounting Standards Board deferred the effective date of the portion of ASU 2011-05 related to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.

In first quarter 2011, we adopted ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 improved disclosure requirements for transfers, classes of assets and liabilities, and inputs and valuation techniques.

Adoption of these new standards did not have a material effect on our consolidated financial statements.

Reclassification of Certain Prior Period Financial Information

We reclassified $2.7 million of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses in both 2011 and 2010.

Recent Developments

Capital Markets

On January 2, 2013, we redeemed 1,974,669 Common Units, which had been tendered November 5, 2012, for shares of our common stock. On January 31, 2013, 249,846 Common Units were tendered for redemption, which we intend to redeem for shares of our common stock on April 1, 2013.

On January 14, 2013, we completed our second follow-on common stock offering of 17,250,000 shares. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses.

On January 14, 2013, we paid off two variable rate term loans with First National Bank of Omaha that were secured by three hotel properties. These loans totaled $22.8 million and had maturity dates of July 1, 2013 and February 1, 2014. There were no associated prepayment penalties. We used proceeds from our common stock offering to fund these payments.

On January 25, 2013, we closed on a $29.4 million term loan with KeyBank that is secured by four Hyatt hotel properties we acquired in October 2012. This loan has a fixed interest rate of 4.46%, matures February 1, 2023 and amortizes over 30 years.

We intend to use the remaining proceeds from our common stock offering, proceeds from the KeyBank loan and borrowings under our senior secured credit facility to fund the cash portion of acquisitions of hotel properties under contract to purchase, currently expected to be approximately $141.8 million.  In addition, we funded $34.6 million to a joint venture with an affiliate of IHG for the acquisition of a Holiday Inn Express & Suites in San Francisco, CA.

Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt, a portfolio of three hotel properties for an aggregate purchase price of $36.1 million. The properties include a 151 guestroom Hyatt Place in Orlando (Universal), FL, a 149 guestroom Hyatt Place in Orlando (Convention Center), FL, and a 126 guestroom Hyatt Place in Chicago (Hoffman Estates), IL.

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a 252 guestroom Holiday Inn Express & Suites in San Francisco, CA. The purchase price was $60.5 million and included the assumption of debt of $23.5 million. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest.

We funded the Hyatt acquisition and our contribution to the joint venture with proceeds from our second follow-on common stock offering completed on January 14, 2013.

Dispositions

On January 15, 2013, we sold the AmericInn & Suites in Lakewood, CO for $2.6 million.  On February 15, 2013, we sold our Hampton Inn in Denver, CO for $5.5 million.

Pending Acquisitions

We have entered into purchase agreements to acquire a 93 guestroom Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN for $6.9 million, which includes the assumption of a term loan of $3.8 million, and a 97 guestroom Hilton Garden Inn in Minneapolis (Eden Prairie), MN for $10.2 million, which includes the assumption of a term loan of $6.5 million. These acquisitions are subject to certain conditions to closing, including the approval of the debt assumptions, which may not be satisfied. Therefore, we cannot provide assurance that we will acquire these hotel properties.

On January 22, 2013, we entered into a purchase agreement to acquire five hotel properties in New Orleans, LA for an aggregate purchase price of $135.0 million. These properties include a SpringHill Suites and two Courtyards by Marriott in New Orleans and a Residence Inn and a Courtyard by Marriott in Metairie. Although closing is expected to occur prior to the end of the first quarter of 2013, it is subject to the completion of due diligence and other customary conditions; therefore, we cannot provide assurance that we will acquire these hotel properties.

We intend to fund the cash portion of these pending acquisitions, if completed, with proceeds from our second follow-on common stock offering and borrowings under our senior secured revolving credit facility.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposures are to 30-day LIBOR and 90-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis we also use derivative financial instruments to manage interest rate risk.

At December 31, 2012, we were party to four interest rate swap agreements, with a total notional amount of $41.1 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $0.6 million.

At December 31, 2012, after giving effect to our interest rate swap agreements, $229.6 million, or 73.4%, of our debt had fixed interest rates and $83.0 million, or 26.6%, had variable interest rates. At December 31, 2011, $122.6 million, or 56.5%, of our debt had fixed interest rates and $94.5 million, or 43.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of December 31, 2012, if interest rates increased by 1.0% our cash flow would decrease by $0.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2012, $36.1 million of our long-term debt is scheduled to amortize or mature in 2013, of which $13.2 million has fixed interest rates and $22.9 million has variable interest rates.

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

Management’s Annual Report on Internal Control Over Financial Reporting

 Summit REIT’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Summit REIT’s management, including Summit REIT’s Chief Executive Officer, we conducted an evaluation of the effectiveness of Summit REIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Summit REIT’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that Summit REIT’s internal control over financial reporting was effective as of December 31, 2012.

Consolidated subsidiaries of Summit REIT acquired 19 hotels (“acquired hotels”) in 2012. Although the acquired hotels are subject to our controls upon acquisition, management excluded from its assessment of the effectiveness of Summit REIT's internal control over financial reporting as of December 31, 2012, the acquired hotels' internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit REIT and subsidiaries as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG, LLP, an independent registered certified public accounting firm as stated in their report, which appears on F- 4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

Controls and Procedures—Summit OP

        Disclosure Controls and Procedures

Under the supervision and with the participation of Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner, Summit OP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the sole member of its general partner have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner,  to allow timely decisions regarding required disclosure

        Management’s Annual Report on Internal Control Over Financial Reporting

Summit OP’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Summit OP’s management, including the Chief Executive Officer of the sole member of Summit OP's general partner, we conducted an evaluation of the effectiveness of Summit OP’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Summit OP’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that Summit OP’s internal control over financial reporting was effective as of December 31, 2012.

Summit OP acquired 19 hotels (“acquired hotels”) in 2012. Although the acquired hotels are subject to our controls upon acquisition, management excluded from its assessment of the effectiveness of Summit OP's internal control over financial reporting as of December 31, 2012, the acquired hotels' internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit OP and subsidiaries as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG, LLP, an independent registered certified public accounting firm as stated in their report, which appears on F- 5 of this Annual Report on Form 10-K.

        Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.        Executive Compensation.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to Summit REIT’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

  PART IV

Item 15.        Exhibits and Financial Statement Schedules.

1.	Financial Statements

Included herein at pages F-1 through F-41

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-42 - F-43.

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
3.1
Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

3.2
Certificate of Limited Partnership of Summit Hotel OP, LP, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form 8-A filed by Summit Hotel OP, LP on February 11, 2011)

3.3
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.2
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.3
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11 filed on October 24, 2011)

10.4
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.5
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.6
$100,000,000 Credit Agreement dated April 29, 2011 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Royal Bank of Canada, KeyBank National Association and Regions Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.7†	Accession Agreement, dated November 6, 2012, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and Citibank, N.A.

10.8
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

10.9
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

10.14	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.15
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.16	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.17
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.18
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.19
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.20
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.21
Form of Severance Agreement between Summit Hotel Properties, Inc. and Troy L. Hester (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties on November 7, 2012)*

10.22
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report of Form 10Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.23
Form of Stock Award Agreement (Performance Based Share)s between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quartlery Report of Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.24
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report of Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 26, 2013	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

SUMMIT HOTEL OP, LP (registrant)

	By:	Summit Hotel GP, LLC, its general partner

	By:	Summit Hotel Properties, Inc., its sole member

Date: February 26, 2013	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Executive Chairman of the Board	February 26, 2013
Kerry W. Boekelheide

/s/ Daniel P. Hansen	President, Chief Executive Officer	February 26, 2013
Daniel P. Hansen	and Director
(principal executive officer)

/s/ Stuart J. Becker	Executive Vice President and	February 26, 2013
Stuart J. Becker	Chief Financial Officer
(principal financial officer)

/s/ Troy L. Hester	Chief Accounting Officer	February 26, 2013
Troy L. Hester

/s/ JoLynn M. Sorum	Vice President and Controller	February 26, 2013
JoLynn M. Sorum

/s/ Bjorn R. L. Hanson	Director	February 26, 2013
Bjorn R. L. Hanson

/s/ David S. Kay	Director	February 26, 2013
David S. Kay

/s/ Thomas W. Storey	Director	February 26, 2013
Thomas W. Storey

/s/ Wayne W. Wielgus	Director	February 26, 2013
Wayne W. Wielgus

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

3.2
Certificate of Limited Partnership of Summit Hotel OP, LP, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form 8-A filed by Summit Hotel OP, LP on February 11, 2011)

3.3
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.4
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.2
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.3
Second Letter Amendment and Limited Waiver, dated October 21, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement  on Form S-11 filed on October 24, 2011)

10.4
First Letter Amendment to Secured Credit Facility, dated August 15, 2011, between Deutsche Bank AG New York Branch, as Administrative Agent, and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.5
Accession Agreement, dated May 13, 2011, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 16, 2011)

10.6
$100,000,000 Credit Agreement dated April 29, 2011 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Royal Bank of Canada, KeyBank National Association and Regions Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 2, 2011).

10.7†	Accession Agreement, dated November 6, 2012, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch, and Citibank, N.A.
10.8
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

10.9
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

10.14	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.15
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.16	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.17
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.18
Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.19
Form of Severance Agreement between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.20
Form of Severance Agreement between Summit Hotel Properties, Inc. and JoLynn M. Sorum (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*

10.21
Form of Severance Agreement between Summit Hotel Properties, Inc. and Troy L. Hester (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties on November 7, 2012)*

10.22
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report of Form 10Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.23
Form of Stock Award Agreement (Performance Based Share)s between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quartlery Report of Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.24
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report of Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Summit Hotel Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations, comprehensive income (loss) and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012, the related combined consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of Summit Hotel Properties, Inc. and subsidiaries operations for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the results of Summit Hotel Properties, LLC and subsidiaries (Predecessor) operations for the period January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, and Summit Hotel Properties and subsidiaries cash flows for the year ended December 31, 2012, Summit Hotel Properties, Inc. and Summit Hotel Properties, LLC and subsidiaries (Predecessor) combined cash flows for the year ended December 31, 2011 and Summit Hotel Properties, LLC and subsidiaries (Predecessor) cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013, expressed an unqualified opinion on the effectiveness of the Summit Hotel Properties, Inc.’s internal control over financial reporting.

Our audit report on the effectiveness of internal control over financial reporting as of December 31, 2012, contains an explanatory paragraph that states consolidated subsidiaries of Summit Hotel Properties, Inc. acquired 19 hotels (the Acquired Hotels) in 2012, and management excluded from its assessment of the effectiveness of Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2012, the Acquired Hotels’ internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012. Our audit of internal control over financial reporting of Summit Hotel Properties, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Hotels.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Summit Hotel OP, LP:

We have audited the accompanying consolidated balance sheets of Summit Hotel OP, LP and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations, comprehensive income (loss) and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012, the related combined consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel OP, LP and subsidiaries as of December 31, 2012 and 2011, and the results of Summit Hotel OP, LP and subsidiaries operations for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, and the results of Summit Hotel Properties, LLC and subsidiaries (Predecessor) operations for the period January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, and Summit Hotel OP, LP and subsidiaries cash flows for the year ended December 31, 2012, Summit Hotel OP, LP and Summit Hotel Properties, LLC and subsidiaries (Predecessor) combined cash flows for the year ended December 31, 2011 and Summit Hotel Properties, LLC and subsidiaries (Predecessor) cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Hotel OP, LP’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013, expressed an unqualified opinion on the effectiveness of the Summit Hotel OP, LP’s internal control over financial reporting.

Our audit report on the effectiveness of internal control over financial reporting as of December 31, 2012, contains an explanatory paragraph that states consolidated subsidiaries of Summit Hotel OP, LP and subsidiaries acquired 19 hotels (the Acquired Hotels) in 2012, and management excluded from its assessment of the effectiveness of Summit Hotel OP, LP’s internal control over financial reporting as of December 31, 2012, the Acquired Hotels’ internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit Hotel OP, LP and subsidiaries for the year ended December 31, 2012.  Our audit of internal control over financial reporting of Summit Hotel OP, LP also excluded an evaluation of the internal control over financial reporting of the Acquired Hotels.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Summit Hotel Properties, Inc.:

We have audited Summit Hotel Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Consolidated subsidiaries of Summit Hotel Properties, Inc. acquired 19 hotels (the Acquired Hotels) in 2012, and management excluded from its assessment of the effectiveness of Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2012, the Acquired Hotels’ internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012. Our audit of internal control over financial reporting of Summit Hotel Properties, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Summit Hotel Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations, comprehensive income (loss), and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012, the related combined consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Summit Hotel OP, LP:

We have audited Summit Hotel OP, LP’s (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Summit Hotel OP, LP and subsidiaries acquired 19 hotels (the Acquired Hotels) in 2012, and management excluded from its assessment of the effectiveness of Summit Hotel OP, LP’s internal control over financial reporting as of December 31, 2012, the Acquired Hotels’ internal control over financial reporting associated with total revenue of $24.9 million included in the consolidated financial statements of Summit Hotel OP, LP and subsidiaries for the year ended December 31, 2012. Our audit of internal control over financial reporting of Summit Hotel OP, LP also excluded an evaluation of the internal control over financial reporting of the Acquired Hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Summit Hotel OP, LP and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations, comprehensive income (loss), and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011 and the year ended December 31, 2010, the related consolidated statement of cash flows of Summit Hotel OP, LP and subsidiaries for the year ended December 31, 2012, the related combined consolidated statement of cash flows of Summit Hotel OP, LP and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011, and the related consolidated statement of cash flows of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2010, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Investment in hotel properties, net	$734,362	$498,876
Investment in hotel properties under development	10,303	-
Land held for development	15,802	20,295
Assets held for sale	4,836	-
Cash and cash equivalents	13,980	10,537
Restricted cash	3,624	1,464
Trade receivables	5,478	3,425
Prepaid expenses and other	5,311	4,721
Deferred charges, net	8,895	8,924
Deferred tax asset	3,997	2,196
Other assets	4,201	3,567
TOTAL ASSETS	$810,789	$554,005

LIABILITIES AND EQUITY

LIABILITIES
Debt	$312,613	$217,104
Accounts payable	5,013	1,671
Accrued expenses	18,985	15,781
Derivative financial instruments	641	-
TOTAL LIABILITIES	337,252	234,556

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at December 31,
2012 and 2011 (liquidation preference of $50,393 at December 31,
2012 and 2011)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at December 31,
2012 (liquidation preference of $75,324 at December 31, 2012)	30	-
Common stock, $.01 par value per share, 450,000,000 shares authorized,
46,159,652 and 27,278,000 shares issued and outstanding at December 31,
2012 and 2011, respectively	462	273
Additional paid-in capital	468,820	288,902
Accumulated other comprehensive income (loss)	(528)	-
Accumulated deficit and distributions	(31,985)	(11,020)
Total stockholders' equity	436,819	278,175
Noncontrolling interests	36,718	41,274
TOTAL EQUITY	473,537	319,449

TOTAL LIABILITIES AND EQUITY	$810,789	$554,005

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Summit Hotel Properties, Inc.		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

REVENUES
Room revenue	$181,598	$123,506	$13,516	$123,288
Other hotel operations revenue	7,944	5,015	626	5,304
Total Revenues	189,542	128,521	14,142	128,592

EXPENSES
Hotel operating expenses
Rooms	54,083	37,675	4,668	38,258
Other direct	25,125	19,001	2,857	19,332
Other indirect	51,062	33,888	4,348	33,918
Other	911	700	73	615
Total hotel operating expenses	131,181	91,264	11,946	92,123
Depreciation and amortization	34,263	25,111	3,248	25,586
Corporate general and administrative:
Salaries and other compensation	6,039	3,082	-	-
Other	3,534	3,479	-	-
Hotel property acquisition costs	3,050	254	-	367
Loss on impairment of assets	660	-	-	6,476
Total Expenses	178,727	123,190	15,194	124,552

INCOME (LOSS) FROM OPERATIONS	10,815	5,331	(1,052)	4,040

OTHER INCOME (EXPENSE)
Interest income	35	16	7	47
Other income	731	-	-	-
Interest expense	(15,585)	(12,604)	(4,417)	(24,902)
Debt transaction costs	(661)	-	-	-
Gain (loss) on disposal of assets	(198)	(36)	-	(42)
Gain (loss) on derivative financial instruments	(2)	-	-	-
Total Other Income (Expense)	(15,680)	(12,624)	(4,410)	(24,897)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(4,865)	(7,293)	(5,462)	(20,857)

INCOME TAX (EXPENSE) BENEFIT	1,238	2,187	(322)	(188)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,627)	(5,106)	(5,784)	(21,045)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,357	929	(423)	125

NET INCOME (LOSS)	(2,270)	(4,177)	(6,207)	(20,920)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	(1,194)	(1,240)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT
HOTEL PROPERTIES, INC./PREDECESSOR	(1,076)	(2,937)	(6,207)	(20,920)

PREFERRED DIVIDENDS	(4,625)	(411)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS/MEMBERS	$(5,701)	$(3,348)	$(6,207)	$(20,920)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	33,717	27,278

Diluted	33,849	27,278

EARNINGS PER SHARE
Basic and diluted net income (loss) per share from continuing
operations	$(0.20)	$(0.15)
Basic and diluted net income (loss) per share from discontinued
operations	0.03	0.03

Basic and diluted net income (loss) per share	$(0.17)	$(0.12)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Summit Hotel Properties, Inc.		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

NET INCOME (LOSS)	$(2,270)	$(4,177)	$(6,207)	$(20,920)

Other comprehensive income (loss), net of tax:
Changes in unrealized loss on derivatives	(639)	-	-	-
Total other comprehensive income (loss)	(639)	-	-	-

COMPREHENSIVE INCOME (LOSS)	(2,909)	(4,177)	(6,207)	(20,920)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	(1,305)	(1,240)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL PROPERTIES, INC./PREDECESSOR	(965)	(2,937)	(6,207)	(20,920)

PREFERRED DIVIDENDS	(4,625)	(411)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS/MEMBERS	$(5,590)	$(3,348)	$(6,207)	$(20,920)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

						Accumulated		Total
	Shares of		Shares of		Additional	Other	Accumulated	Stockholders'/
	Preferred	Preferred	Common	Common	Paid-In	Comprehensive	Deficit and	Members'	Noncontrolling	Total
	Stock	Stock	Stock	Stock	Capital	Income (Loss)	Distributions	Equity	Interests	Equity
Predecessor
BALANCES, JANUARY 1, 2010	-	$-	-	$-	$-	$-	$-	$82,923	$(1,624)	$81,299

Net income (loss)	-	-	-	-	-	-	-	(20,920)	-	(20,920)
Distributions to members	-	-	-	-	-	-	-	(535)	-	(535)

BALANCES, DECEMBER 31, 2010	-	$-	-	$-	$-	$-	$-	$61,468	$(1,624)	$59,844

Net income (loss)	-	-	-	-	-	-	-	(6,207)	-	(6,207)
Distributions to members	-	-	-	-	-	-	-	(8,282)	-	(8,282)

BALANCES, FEBRUARY 13, 2011	-	$-	-	$-	$-	$-	$-	$46,979	$(1,624)	$45,355

Summit Hotel Properties, Inc.
Equity from Predecessor	-	-	-	-	-	-	-	-	45,355	45,355
Net proceeds from sale of
common stock	-	-	27,278,000	273	240,567	-	-	240,840	-	240,840
Net proceeds from sale of
preferred stock	2,000,000	20	-	-	47,855	-	-	47,875	-	47,875
Dividends paid	-	-	-	-	-	-	(8,083)	(8,083)	(2,841)	(10,924)
Equity-based compensation	-	-	-	-	480	-	-	480	-	480
Net income (loss)	-	-	-	-	-	-	(2,937)	(2,937)	(1,240)	(4,177)

BALANCES, DECEMBER 31, 2011	2,000,000	$20	27,278,000	$273	$288,902	$-	$(11,020)	$278,175	$41,274	$319,449

Net proceeds from sale of
common stock	-	-	13,800,000	138	106,267	-	-	106,405	-	106,405
Net proceeds from sale of
preferred stock	3,000,000	30	-	-	72,423	-	-	72,453	-	72,453
Common stock redemption of
common units	-	-	4,873,625	49	205	-	-	254	(254)	-
Dividends paid	-	-	-	-	-	-	(19,889)	(19,889)	(3,177)	(23,066)
Equity-based compensation	-	-	208,027	2	1,023	-	-	1,025	180	1,205
Other comprehensive
income (loss)	-	-	-	-	-	(528)	-	(528)	(111)	(639)
Net income (loss)	-	-	-	-	-	-	(1,076)	(1,076)	(1,194)	(2,270)

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$473,537

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(2,270)	$(10,384)	$(20,920)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	34,871	29,808	27,251
Amortization of prepaid lease	73	47	47
Loss on impairment of assets	2,965	-	6,475
Equity-based compensation	1,205	480	-
Deferred tax asset	(1,801)	(2,196)	-
(Gain) loss on derivatives	2	-	-
(Gain) loss on disposal of assets	(2,811)	36	43
Changes in operating assets and liabilities:
Restricted cash released (funded)	(69)	785	563
Trade receivables	(1,424)	(394)	(57)
Prepaid expenses and other	(1,043)	1,637	(4,942)
Accounts payable and accrued expenses	5,005	4,327	1,963

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	34,703	24,146	10,423

INVESTING ACTIVITIES
Acquisitions of hotel properties	(216,892)	(50,017)	(1,413)
Investment in hotel properties under development	(10,303)	-	-
Improvements and additions to hotel properties	(29,396)	(33,514)	(1,357)
Purchases of office furniture and equipment	(210)	-	-
Proceeds from asset dispositions, net of closing costs	25,887	361	15
Restricted cash released (funded)	(2,091)	(316)	(410)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(233,005)	(83,486)	(3,165)

FINANCING ACTIVITIES
Proceeds from issuance of debt	130,659	65,383	4,919
Principal payments on debt	(82,312)	(268,716)	(10,665)
Financing fees on debt	(2,394)	(4,276)	(1,239)
Proceeds from equity offerings, net of offering costs	178,858	288,716	-
Dividends paid and distributions to members	(23,066)	(19,207)	(535)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	201,745	61,900	(7,520)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,443	2,560	(262)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537	7,977	8,239

END OF PERIOD	$13,980	$10,537	$7,977

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash payments for interest	$15,592	$18,852	$25,867

Capitalized interest	$53	$-	$-

Cash payments for income taxes, net of refunds	$433	$163	$(22)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED BALANCE SHEETS (in thousands, except unit amounts)
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Investment in hotel properties, net	$734,362	$498,876
Investment in hotel properties under development	10,303	-
Land held for development	15,802	20,295
Assets held for sale	4,836	-
Cash and cash equivalents	13,980	10,537
Restricted cash	3,624	1,464
Trade receivables	5,478	3,425
Prepaid expenses and other	5,311	4,721
Deferred charges, net	8,895	8,924
Deferred tax asset	3,997	2,196
Other assets	4,201	3,567
TOTAL ASSETS	$810,789	$554,005

LIABILITIES AND EQUITY

LIABILITIES
Debt	$312,613	$217,104
Accounts payable	5,013	1,671
Accrued expenses	18,985	15,781
Derivative financial instruments	641	-
TOTAL LIABILITIES	337,252	234,556

COMMITMENTS AND CONTINGENCIES

EQUITY
Summit Hotel Properties, Inc., 46,159,652 and 27,278,000 common units outstanding at December 31, 2012 and 2011, respectively, and 5,000,000 and 2,000,000 preferred units outstanding at December 31, 2012 and
2011, respectively (preferred units liquidation preference of $125,717 and
$50,393 at December 31, 2012 and 2011, respectively)	436,819	278,175
Unaffiliated limited partners, 5,226,375 and 10,100,000 common units
outstanding at December 31, 2012 and 2011, respectively	36,718	41,274
TOTAL EQUITY	473,537	319,449

TOTAL LIABILITIES AND EQUITY	$810,789	$554,005

See Notes to Consolidated Financial Statements

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Summit Hotel OP, LP		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

REVENUE
Room revenue	$181,598	$123,506	$13,516	$123,288
Other hotel operations revenue	7,944	5,015	626	5,304
Total Revenue	189,542	128,521	14,142	128,592

EXPENSES
Hotel operating expenses
Rooms	54,083	37,675	4,668	38,258
Other direct	25,125	19,001	2,857	19,332
Other indirect	51,062	33,888	4,348	33,918
Other	911	700	73	615
Total hotel operating expenses	131,181	91,264	11,946	92,123
Depreciation and amortization	34,263	25,111	3,248	25,586
Corporate general and administrative:
Salaries and other compensation	6,039	3,082	-	-
Other	3,534	3,479	-	-
Hotel property acquisition costs	3,050	254	-	367
Loss on impairment of assets	660	-	-	6,476
Total Expenses	178,727	123,190	15,194	124,552

INCOME (LOSS) FROM OPERATIONS	10,815	5,331	(1,052)	4,040

OTHER INCOME (EXPENSE)
Interest income	35	16	7	47
Other income	731
Interest expense	(15,585)	(12,604)	(4,417)	(24,902)
Debt transaction costs	(661)	-	-	-
Gain (loss) on disposal of assets	(198)	(36)	-	(42)
Gain (loss) on derivative financial instruments	(2)	-	-	-
Total Other Income (Expense)	(15,680)	(12,624)	(4,410)	(24,897)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(4,865)	(7,293)	(5,462)	(20,857)

INCOME TAX (EXPENSE) BENEFIT	1,238	2,187	(322)	(188)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,627)	(5,106)	(5,784)	(21,045)

INCOME (LOSS) FROM DISCONTINUING OPERATIONS	1,357	929	(423)	125

NET INCOME (LOSS)	(2,270)	(4,177)	(6,207)	(20,920)

PREFERRED DIVIDENDS	(4,625)	(411)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	$(6,895)	$(4,588)	$(6,207)	$(20,920)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	40,780	37,378

Diluted	40,912	37,378

EARNINGS PER UNIT
Basic and diluted net income (loss) per unit from continuing
operations	$(0.20)	$(0.15)
Basic and diluted net income (loss) per unit from discontinued
from discontinued operations	0.03	0.03

Basic and diluted net income (loss) per share	$(0.17)	$(0.12)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Summit Hotel OP, LP		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

NET INCOME (LOSS)	$(2,270)	$(4,177)	$(6,207)	$(20,920)

Other comprehensive income (loss), net of tax:
Changes in unrealized loss on derivatives	(639)	-	-	-
Total other comprehensive income (loss)	(639)	-	-	-

COMPREHENSIVE INCOME (LOSS)	(2,909)	(4,177)	(6,207)	(20,920)

PREFERRED DIVIDENDS	(4,625)	(411)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS/MEMBERS	$(7,534)	$(4,588)	$(6,207)	$(20,920)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Preferred	Common
			Total Members'/
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Noncontrolling	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Interests	Equity
Predecessor
BALANCES, JANUARY 1, 2010	$-	$-	$82,923	$(1,624)	$81,299

Net income (loss)	-	-	(20,920)	-	(20,920)
Distributions to members	-	-	(535)	-	(535)

BALANCES, DECEMBER 31, 2010	$-	$-	$61,468	$(1,624)	$59,844

Net income (loss)	-	-	(6,207)	-	(6,207)
Distributions to members	-	-	(8,282)	-	(8,282)

BALANCES, FEBRUARY 13, 2011	$-	$-	$46,979	$(1,624)	$45,355

Summit Hotel OP, LP
Equity from predecessor and
limited partners	$-	$-	$45,355	$-	$45,355
Contributions	47,875	240,840	-	-	288,715
Distributions	(411)	(7,672)	(2,841)	-	(10,924)
Equity-based compensation	-	480	-	-	480
Net income (loss)	411	(3,348)	(1,240)	-	(4,177)

BALANCES, DECEMBER 31, 2011	$47,875	$230,300	$41,274	$-	$319,449

Contributions	72,453	106,405	-	-	178,858
Common stock redemption of common units	-	254	(254)	-	-
Distributions	(4,625)	(15,264)	(3,177)	-	(23,066)
Equity-based compensation	-	1,025	180	-	1,205
Other comprehensive income (loss)	-	(528)	(111)	-	(639)
Net income (loss)	4,625	(5,701)	(1,194)	-	(2,270)

BALANCES, DECEMBER 31, 2012	$120,328	$316,491	$36,718	$-	$473,537

See Notes to Consolidated Financial Statements

SUMMIT HOTEL OP, LP AND SUMMIT HOTEL
PROPERTIES, LLC (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(2,270)	$(10,384)	$(20,920)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	34,871	29,808	27,251
Amortization of prepaid lease	73	47	47
Loss on impairment of assets	2,965	-	6,475
Equity-based compensation	1,205	480	-
Deferred tax asset	(1,801)	(2,196)	-
(Gain) loss on derivatives	2	-	-
(Gain) loss on disposal of assets	(2,811)	36	43
Changes in operating assets and liabilities:
Restricted cash released (funded)	(69)	785	563
Trade receivables	(1,424)	(394)	(57)
Prepaid expenses and other	(1,043)	1,637	(4,942)
Accounts payable and accrued expenses	5,005	4,327	1,963

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	34,703	24,146	10,423

INVESTING ACTIVITIES
Acquisitions of hotel properties	(216,892)	(50,017)	(1,413)
Investment in hotel properties under development	(10,303)	-	-
Improvements and additions to hotel properties	(29,396)	(33,514)	(1,357)
Purchases of office furniture and equipment	(210)	-	-
Proceeds from asset dispositions, net of closing costs	25,887	361	15
Restricted cash released (funded)	(2,091)	(316)	(410)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(233,005)	(83,486)	(3,165)

FINANCING ACTIVITIES
Proceeds from issuance of debt	130,659	65,383	4,919
Principal payments on debt	(82,312)	(268,716)	(10,665)
Financing fees on debt	(2,394)	(4,276)	(1,239)
Contributions	178,858	288,716	-
Distributions	(23,066)	(19,207)	(535)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	201,745	61,900	(7,520)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,443	2,560	(262)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,537	7,977	8,239

END OF PERIOD	$13,980	$10,537	$7,977

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$15,592	$18,852	$25,867

Capitalized interest	$53	$-	$-

Cash payments for income taxes, net of refunds	$433	$163	$(22)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock. Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the “Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). At the effective time of the Merger, the outstanding Class A, Class A-1, Class B, and Class C membership interests in the Predecessor were converted into and cancelled in exchange for, a total of 9,993,992 common units of partnership interest in the Operating Partnership (“Common Units”), and the members of the Predecessor were admitted as limited partners of the Operating Partnership. Also effective February 14, 2011, The Summit Group, Inc. (“The Summit Group”), the parent company of the Predecessor, contributed its 36% Class B membership interest in Summit Group of Scottsdale, Arizona LLC (“Summit of Scottsdale”) to the Operating Partnership in exchange for 74,829 Common Units and an unaffiliated third-party investor contributed its 15% Class C membership interest in Summit of Scottsdale to the Operating Partnership in exchange for 31,179 Common Units. The Predecessor owned 49% of Summit of Scottsdale prior to February 14, 2011. Effective February 14, 2011, the Company contributed the net proceeds of the IPO and the concurrent private placement to the Operating Partnership in exchange for an aggregate of 27,274,000 Common Units, including Common Units representing the sole general partnership interest in the Operating Partnership, which are held by a wholly owned subsidiary of the Company as the sole general partner of the Operating Partnership. Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

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

At December 31, 2012, our portfolio consists of 84 upscale, upper midscale and midscale hotels with a total of 9,019 guestrooms located in 21 states. The hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRSs”). We indirectly own 100% of the outstanding equity interests in the TRS Lessees.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates.

We made certain reclassifications to the prior-year financial information to conform to our 2012 presentation, which included the reclassification of $2.7 million of food and beverage costs previously included as a reduction of other hotel operating revenue to other direct expenses in both 2011 and 2010.  These reclassifications had no effect on previously reported results of operations or equity.

Investment in Hotel Properties

We allocate the purchase price of hotel acquisitions based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially extend a property’s life. These costs may include hotel refurbishment, renovation, and remodeling expenditures. We expense the cost of repairs and maintenance.

We depreciate our hotel properties and related assets using the straight-line method over their estimated useful lives as follows:

Classification	Estimated Useful Lives
Buildings and improvements	25 to 40 years
Furniture, fixtures and equipment	2 to 15 years

We periodically re-evaluate asset lives based on current assessments of remaining utilization, which may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense.

When depreciable property and equipment is retired or disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in current operations.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On a limited basis, we provide financing to developers of hotel properties for development or major renovation. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an investment in hotel properties under development in our consolidated balance sheets. If classified as hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized on our investment in the hotel property during the construction or renovation period.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property and an adjustment is made to reduce the carrying value of the property to fair value.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less cost to sell.

We present the results of operations of hotel properties that have been sold or otherwise qualify as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties have been or will be eliminated from our ongoing operations.

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit, to identify properties which we believe are either non-strategic or no longer complement our business.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. We maintain our cash with high credit quality financial institutions.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lenders.

Trade Receivables and Credit Policies

We grant credit to qualified customers generally without collateral, in the form of trade accounts receivable. We believe our risk of loss is minimal due to our periodic evaluations of the credit worthiness of our customers.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Trade receivables result from the rental of hotel rooms and the sales of food, beverage, and banquet services due under normal trade terms requiring payment upon receipt of the invoice. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

We review the collectability of our trade receivables monthly. A provision for losses is determined on the basis of previous loss experience and current economic conditions. There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2012 and 2011. Bad debt expense was $0.2 million in 2012 and was not significant in 2011 or 2010.

Deferred Charges

Our deferred charges consist of deferred financing fees and initial franchise fees. Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

Noncontrolling Interests

A noncontrolling interest represents the portion of equity in a subsidiary held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and noncontrolling interests are reported in the consolidated statements of operations.

Our consolidated financial statements include noncontrolling interests related to Common Units of the Operating Partnership held by unaffiliated third parties.

Revenue Recognition

We recognize revenue when rooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from customers. All rebates or discounts are recorded as a reduction to revenue.

Sales and Other Taxes

We have operations in states and municipalities that impose sales and/or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We determine the fair value of stock options at grant date using the Black-Scholes option-pricing model. The fair value of other awards is based on the grant date price of our common stock. We expense these awards over the vesting period. The amount of the expense may be subject to adjustment in future periods depending on the attainment of specific performance goals, which affect the vesting of certain equity-based awards, or a change in forfeiture assumptions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value and reported as a derivative financial instrument asset or liability in our consolidated balance sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

For interest rate derivatives designated as cash flow hedges the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets and reclassified to interest expense in our consolidated statements of operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized directly in earnings through gain (loss) on derivative financial instruments in the consolidated statements of operations.

Income Taxes

Commencing with our short taxable year ended December 31, 2011, we elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost, unless we satisfy certain relief provisions.

We account for federal and state income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on generally accepted accounting principles and respective carrying amounts for tax purposes, and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets.
Level 2	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value are based on one or more of the following valuations techniques:

Market approach	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	Amount required to replace the service capacity of an asset (replacement cost).
Income approach	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

Our estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses. With the exception of our fixed-rate debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

New Accounting Standards

In first quarter 2012, we adopted Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements and Disclosures. ASU 2011-04 developed common requirements for measuring fair value and for disclosing information about fair value measurements.

In first quarter 2012, we also adopted ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 required the presentation of total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; eliminating the option to present the components of other comprehensive income as part of the statement of changes in equity. We elected to present a separate consolidated statement of comprehensive income (loss). In December 2011, the Financial Accounting Standards Board deferred the effective date of the portion of ASU 2011-05 related to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.

In first quarter 2011, we adopted ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 improved disclosure requirements for transfers, classes of assets and liabilities, and inputs and valuation techniques.

Adoption of these new standards did not have a material effect on the consolidated financial statements of the Company, our Operating Partnership, or our Predecessor.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in 2012 and 2011 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

2012
January 12	Courtyard by Marriott	Atlanta, GA	$28,900	$19,011
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	11,500	-
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	8,625	-
May 16	Courtyard by Marriott	Dallas (Arlington), TX	15,000	-
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	11,500	8,708
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	8,000	5,384
July 2	Residence Inn by Marriott	Dallas (Arlington), TX	15,500	-
October 5	Hyatt Place	Dallas (Arlington), TX	9,055	-
October 5	Hyatt Place	Denver (Lone Tree), CO	10,530	-
October 5	Hyatt Place	Denver (Englewood), CO	11,515	-
October 5	Hyatt House	Denver (Englewood), CO	13,480	-
October 5	Hyatt Place	Baltimore (Owings Mills), MD	10,235	-
October 5	Hyatt Place	Chicago (Lombard), IL	17,025	-
October 5	Hyatt Place	Phoenix, AZ	5,020	-
October 5	Hyatt Place	Scottsdale, AZ	10,530	-
October 23	Hilton Garden Inn	Fort Worth, TX	7,200	-
December 21	Residence Inn by Marriott	Salt Lake City, UT	19,959	14,059
December 27	Hyatt Place	Long Island (Garden City), NY	31,000	-
December 27	Hilton / Hampton Inn & Suites	Tampa (Ybor City), FL	20,844	-

Total 2012		19 hotel properties	$265,418	$47,162

2011
April 15	Hilton / Homewood Suites	Jackson (Ridgeland), MS	$7,350	$-
April 27	IHG / Staybridge Suites	Denver (Glendale), CO	10,000	-
April 27	IHG / Holiday Inn	Duluth, GA	7,000	-
May 25	Hilton Garden Inn	Duluth, GA	13,350	-
July 28	Courtyard by Marriott	El Paso, TX	12,350	-

Total 2011		5 hotel properties	$50,050	$-

The allocation of the aggregated purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	2012	2011

Land	$33,874	$7,254
Hotel buildings and improvements	220,599	41,368
Furniture, fixtures and equipment	10,945	1,428
Other assets	629	365
Total assets acquired	266,047	50,415
Debt assumed	47,162	-
Other liabilities	1,993	398

Net assets acquired	$216,892	$50,017

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total revenues and net income (loss) for hotel properties acquired in 2012 and 2011, which are included in our consolidated statements of operations for the years 2012 and 2011are (in thousands):

	2012 Acquisitions	2011 Acquisitions
	2012	2012	2011

Revenues	$24,939	$16,844	$10,297

Net income (loss)	$1,754	$2,457	$1,986

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if the 2012 and 2011 acquisitions had taken place on January 1, 2011. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2011. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2012 and 2011, assuming the hotel properties acquired in 2012 and 2011 were acquired at the beginning of 2011, follows (in thousands, except per share):

	2012	2011
	(unaudited)

Revenues	$72,567	$83,986

Net income (loss)	$23,840	$7,499

Net income (loss) per share attributable to common
stockholders - basic and diluted	$0.58	$0.20

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties at December 31, 2012 and 2011 include (in thousands):

	2012	2011

Land	$105,571	$76,846
Hotel buildings and improvements	649,699	444,377
Furniture, fixtures and equipment	124,385	103,821
	879,655	625,044
Less accumulated depreciation	145,293	126,168

	$734,362	$498,876

NOTE 5 - INVESTMENT IN HOTEL PROPERTIES UNDER DEVELOPMENT

In 2012, we entered into an agreement with an affiliate of Hyatt Hotels Corporation to fund $20.3 million in the form of a first mortgage loan on a hotel property in downtown Minneapolis, MN. The $20.3 million represents a portion of the total acquisition cost and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions, including the successful conversion estimated to be completed in fourth quarter 2013, we plan to purchase the hotel property. Since we anticipate participating in the residual profits of the hotel property, we have classified this loan as an investment in hotel properties under development. We have not recognized interest income on the loan; however, we capitalized interest expense of $0.1 million in 2012 on our investment. At December 31, 2012, our total investment in this hotel property, including capitalized interest was $10.3 million.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ASSETS HELD FOR SALE

Assets held for sale at December 31, 2012 include (in thousands):

2012

Land	$3,092
Building	1,474
Furniture, fixtures and equipment	270

$4,836

Assets held for sale include the AmericInn & Suites in Golden, CO, which was sold on January 15, 2013, and land parcels in Jacksonville, FL and Missoula, MT, which are under contract to sell.

NOTE 7 - RESTRICTED CASH

Restricted cash at December 31, 2012 and 2011 includes (in thousands):

	Property		FF&E
Lender	Taxes	Insurance	Reserves	2012	2011

Merrill Lynch Mortgage Lending Inc.	$75	$19	$634	$728	$-
Bank of America Commercial Mortgage	23	22	593	638
ING Life Insurance and Annuity	514	-	106	620	955
Goldman Sachs	133	97	156	386	322
First National Bank of Omaha	-	-	356	356	-
General Electric Capital Corporation	328	-	-	328	-
Bank of the Ozarks	32	42	227	301	123
Marriott International	-	-	187	187	-
GE Capital Finance Inc.	80	-	-	80	-
National Western Life Insurance	-	-	-	-	64
	$1,185	$180	$2,259	$3,624	$1,464

NOTE 8 - PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2012 and 2011 include (in thousands):

	2012	2011

Deposits on pending acquisitions	$2,759	$2,641
Prepaid insurance	663	426
Income tax receivable	-	453
Other	1,889	1,201

	$5,311	$4,721

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEFERRED CHARGES

Deferred charges at December 31, 2012 and 2011 include (in thousands):

	2012	2011

Initial franchise fees	$6,201	$5,810
Deferred financing costs	9,500	7,581
	15,701	13,391
Less accumulated amortization	6,806	4,467

Total	$8,895	$8,924

Amortization expense for 2012, 2011 and 2010 was (in thousands):

	2012	2011	2010

Initial franchise fees	$784	$834	$156
Deferred financing costs	2,298	2,193	1,822

	$3,082	$3,027	$1,978

Future amortization expense is expected to be (in thousands):

2013	$2,733
2014	1,871
2015	906
2016	703
2017	501
Thereafter	2,181

$8,895

NOTE 10 - OTHER ASSETS

Other assets at December 31, 2012 and 2011 include (in thousands):

	2012	2011

Prepaid land lease	$3,468	$3,541
Seller financed notes receivable	733	26

	$4,201	$3,567

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEBT

Our debt is comprised of a senior secured revolving credit facility and term loans secured by various hotel properties. At December 31, 2012 and 2011 our debt included (in thousands):

Lender	Note Reference	Interest Rate at December 31, 2012 a)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	2012	2011

Senior Secured Revolving Credit Facility

Deutsche Bank AG New York Branch	b)	3.00% Variable	n/a	May 16, 2015	26	$58,000	$11,426

Term Loans

ING Life Insurance and Annuity	c)	6.10% Fixed	20	March 1, 2032	16	66,174	-
		--	--	--	-	-	27,646
		--	--	--	-	-	28,158
		--	--	--	-	-	6,047
		--	--	--	-	-	7,655
Empire Financial Services, Inc.	d)	6.00% Fixed	25	February 1, 2017	1	18,699	-
Bank of America Commercial Mortgage	e)	6.41% Fixed	25	September 1, 2017	1	8,593	-
Merrill Lynch Mortgage Lending Inc.	f)	6.384% Fixed	30	August 1, 2016	1	5,341	-
GE Capital Financial Inc.	g)	6.03% Fixed	25	May 1, 2017	2	14,851	-
National Western Life Insurance		--		--	-	-	13,197
Chambers Bank	h)	6.50% Fixed	20	June 24, 2014	1	1,417	1,507
Bank of the Ozarks	i)	5.75% Fixed	25	July 10, 2017	1	8,778	6,334
MetaBank	j)	4.95% Fixed	17	February 1, 2017	2	6,786	7,058
Bank of Cascades	k)	4.66% Fixed	25	September 30, 2021	1	12,283	12,557
Goldman Sachs		5.67% Fixed	25	July 6, 2016	2	14,376	14,644
BNC National		5.01% Fixed	20	November 1, 2013	1	5,308	5,519
		--	--	--	-	-	5,700
Compass Bank	l)	4.57% Fixed	20	May 17, 2018	1	14,144	16,083
General Electric Capital Corporation	m)	5.46% Fixed	25	April 1, 2017	1	5,481	-
	m)	5.46% Fixed	25	April 1, 2017	1	6,419	-
	n)	5.37% Fixed	20	April 1, 2018	2	7,998	8,315
	n)	5.59% Fixed	25	March 1, 2019	2	10,434	10,709
	n)	4.61% Fixed	25	April 1, 2014	2	10,568	10,860
AIG	o)	6.11% Fixed	20	January 1, 2016	1	14,059	-
First National Bank of Omaha	p)	5.25% Variable	20	February 1, 2014	1	8,241	8,552
	p)	5.25% Variable	20	July 1, 2013	2	14,663	15,137

Total Term Loans					42	254,613	205,678

Total Debt					68	$312,613	$217,104

Notes:
a) Interest rates at December 31, 2012 give effect to our use of interest rate swaps, where applicable.

b) This is a $150.0 million facility with Deutsche Bank AG New York Branch as the administrative agent and Deutsche Bank Securities as the lead manager. The syndicate of lenders includes Deutsche Bank, Royal Bank of Canada, KeyBank National Association, Regions Bank, U.S. Bank National Association, and Citibank, N.A. We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, subject to a floor of 0.50%, plus a LIBOR margin between 2.25% and 2.75%, depending upon the ratio of our outstanding consolidated indebtedness to EBITDA (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% plus the federal funds effective rate, or 1-month LIBOR (incorporating the floor of 0.50%) plus 1.00%, plus a margin between 1.25% and 1.75%, depending upon the ratio of outstanding consolidated indebtedness to EBITDA. Availability under the facility is subject to a borrowing base of properties pledged as collateral and other conditions. At December 31, 2012, the borrowing base was $112.1 million, of which we had $58.0 million borrowed, $1.3 million in standby letters of credit, and $52.8 million available to borrow.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

c) On February 13, 2012, we consolidated and refinanced our four loans with ING Life Insurance and Annuity (“ING”) into a single term loan. ING has the right to call the loan in full at March 1, 2019, 2024 and 2029.  If the loan is prepaid prior to maturity, other than if called, there is a prepayment penalty equal to the greater of i) 1% of the principal being prepaid or ii) the yield maintenance premium.

d) On January 12, 2012, we entered into a term loan to modify the loan assumed in our acquisition of the Courtyard by Marriott in Atlanta, GA.

e) On May 16, 2012, we assumed a term loan in our acquisition of the Hilton Garden Inn in Smyrna, TN. This loan is subject to defeasance if prepaid.

f) On June 21, 2012, we assumed a term loan in our acquisition of the Hampton Inn & Suites in Smyrna, TN. This loan is subject to defeasance if prepaid.

g) On April 4, 2012, we refinanced two National Western Life Insurance loans with GE Capital Financial Inc. The new loans have prepayment penalties of 1% plus defeasance and are cross-defaulted and cross-collateralized.

h) On June 24, 2012, we refinanced and extended the maturity of this loan. We also replaced a guaranty from an affiliate of our Predecessor with a guaranty from Summit Hotel Properties, Inc. limited to non-recourse carve-outs.

i) On June 29, 2012, we refinanced and extended the maturity of this loan. In addition, we borrowed an additional $2.5 million representing the amount available pursuant to the earn-out provision of the loan. The interest rate is fixed for three years, with the rate variable at 90-day LIBOR plus 3.75% with a floor of 5.5% thereafter.

j) On February 14, 2012, we refinanced and extended the maturity of this loan. The new loan has a prepayment penalty in the first two years of 3%, in year three of 2%, and in years four and five of 1%.

k) The fixed rate of 4.66% resets on September 30, 2016 to the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term, Advances Five-year Fixed Rate plus 3.00%.

l) This loan has a variable interest rate of 30-day LIBOR plus 350 basis points (3.71% at December 31, 2012). On October 11, 2012, we entered into an interest rate derivative that effectively converted 85% of this loan to a fixed rate.

m) On March 2, 2012, we entered into two term loans for the purchase of two Hilton Garden Inns in Birmingham, AL. The interest rate on these new term loans is fixed for the first three years and then each loan will convert to a variable rate of 90-day LIBOR plus 5.28%. The loans may not be prepaid in the first year and have prepayment penalties in the second year of 2% and in the third year of 1%. These loans are cross-defaulted and cross-collateralized.

n) These loans have a variable interest rate of 90-day LIBOR plus 350 basis points. On May 4, 2012, we entered into interest rate derivatives that effectively converted these loans to a fixed rate. These loans are cross-defaulted and cross-collateralized.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

o) On December 20, 2012, we assumed a term loan in our acquisition of the Residence Inn by Marriott in Salt Lake City, UT. This loan has a prepayment penalty of the greater of 1% or the yield maintenance premium.

p) These loans have a variable interest rate of 90 day LIBOR plus 4.0% and a floor of 5.25% and are cross-defaulted and cross-collateralized.

Our total fixed-rate and variable-rate debt at December 31, 2012 and 2011, after giving effective to our interest rate derivatives, follows (in thousands):

	2012	2011

Fixed-rate debt	$229,587	$122,630
Variable-rate debt	83,026	94,474

	$312,613	$217,104

Maturities of long-term debt for each of the next five years are (in thousands):

2013	$36,102
2014	10,800
2015	58,370
2016	33,745
2017	67,436
Thereafter	106,160

$312,613

The weighted average interest rate for all borrowings was 5.15% and 5.38% at December 31, 2012 and 2011, respectively.

In 2011, we utilized $227.2 million of the net proceeds from our IPO and concurrent private placement to prepay the following mortgage indebtedness in full, including associated costs:
―	$89.3 million to Fortress Credit Corp., including $2.1 million of exit fees, interest and legal fees;
―	$78.2 million to Lehman Brothers Bank, including $1.4 million in extinguishment premium and other transaction costs;
―	$21.4 million to Marshall & Isley Bank; and
―	$38.3 million to First National Bank of Omaha.

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt	$188,565	$193,448	$122,830	$122,950	Level 2 - Market approach

At December 31, 2012, we had $41.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 include (in thousands):

	2012	2011

Accrued sales and property taxes	$8,893	$6,141
Accrued salaries and benefits	5,562	2,115
Accrued interest	1,031	806
Other accrued expenses	3,499	6,719

	$18,985	$15,781

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Ground Leases
We lease land for two hotel properties in Fort Smith, AR under the terms of operating ground lease agreements expiring August 2022 and May 2030. We have options to renew these leases for periods that range from 5-30 years. We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have a prepaid land lease for two hotel properties in Portland, OR which expires in June 2084 and had a remaining prepaid balance of $3.5 million at December 31, 2012 and 2011. Total rent expense for these leases for 2012, 2011 and 2010 was $0.4 million, $0.4 million and $0.2 million, respectively.

Future minimum rental payments for noncancelable operating leases with a remaining term in excess of one year are (in thousands):

2013	$439
2014	449
2015	460
2016	471
2017	482
Thereafter	34,621

$36,922

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements
All of our hotel properties, except for our independent hotel, operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. In 2012, 2011 and 2010, we expensed fees related to our franchise agreements of $20.7 million, $15.2 million and $14.0 million, respectively.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management Agreements
Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of rooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2012 and 2011, we expensed fees related to our hotel management agreements of $9.2 million and $5.9 million, respectively. Our predecessor did not use third-party management companies, therefore, there was no expense related to managements agreements in 2010.

Pending Hotel Property Acquisitions
At December 31, 2012, we had purchase agreements for a Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN and a Hilton Garden Inn in Minneapolis (Eden Prairie), MN that have not been closed as of the issuance of these financial statements. The aggregated purchase prices of these hotel properties is $17.1 million, which includes debt to be assumed of $10.3 million. These acquisitions are contingent upon customary closing conditions and approval of the debt assumptions, therefore, there is no assurance that they will be completed.

Litigation
We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a significant impact on our financial condition or results of operations.

In March and June 2011, Choice Hotels International, Inc. (“Choice”) terminated the franchise agreements on 11 of our hotel properties. We filed an arbitration action against Choice claiming wrongful termination of our franchise agreements. In response to our arbitration action, Choice made counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract, and trademark infringement. The parties agreed to litigate all claims in the arbitration action. The arbitration hearings were held in December 2011 and January 2012. In April 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice is not entitled to recover liquidated damages in connection with the 11 hotel properties, and that we did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded us damages in the amount of $0.3 million as full settlement of all claims submitted in the arbitration. We received these funds on April 30, 2012. Neither party was entitled to recover attorney’s fees.

Following the termination of the 11 franchise agreements with Choice, we entered into new license or franchise agreements for all 11 hotel properties. On April 6, 2011, we entered into a license agreement with Holiday Hospitality Franchising, Inc. for the Holiday Inn in Boise, ID. On April 15, 2011, we entered into franchise agreements with AmericInn International, LLC for five hotels in Salina, KS; Missoula, MT; Golden, CO; Twin Falls, ID; and Fort Smith, AR. On May 17, 2011, we entered into a license agreement with Carlson Inc. for the Country Inn & Suites in San Antonio, TX. On June 24, 2011, we entered into a franchise agreement with Marriott International, Inc. for the SpringHill Suites in Bloomington, MN. On August 5, 2011, we entered into a franchise agreement with Hilton Worldwide for the DoubleTree in Baton Rouge, LA. On August 22, 2011, we entered into a franchise agreement with Marriott for the Fairfield Inn & Suites in Fort Worth, TX, upon completion of certain capital improvements, which were completed in the second quarter of 2012. On August 24, 2011, we entered into a franchise agreement with InterContinental for the Holiday Inn Express in Charleston, WV.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EQUITY

Common Stock
On February 14, 2011, we completed our IPO of 26,000,000 shares of common stock and our concurrent private placement of 1,274,000 shares of common stock. Net proceeds received from the IPO and the concurrent private placement were $240.8 million, after underwriting discounts of $17.7 million and offering-related expenses of $7.3 million. We contributed the net proceeds to the Operating Partnership in exchange for Common Units, representing limited and general partnership interests. The Operating Partnership primarily used the proceeds to pay down debt.

On October 3, 2012, we completed our first follow-on offering and issued 13,800,000 shares common stock for net proceeds of $106.4 million, after the underwriting discount and offering-related expenses of $6.1 million. We contributed the net proceeds to the Operating Partnership in exchange for Common Units. The Operating Partnership used the proceeds to fund the cash portion of acquisitions of 10 hotels that were under contract to purchase and pay down the principal balance of our senior secured revolving credit facility.

In 2012, we issued 4,873,625 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units. In addition, we issued 208,027 shares of common stock to our independent directors and executive officers pursuant to our 2011 Equity Incentive Plan.

Preferred Stock
On October 28, 2011, we completed a public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $47.9 million, after the underwriting discount and offering-related expenses of $2.1 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for Preferred Units. The Operating Partnership used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

On December 11, 2012, we completed a public offering of 3,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock for net proceeds of $72.5 million, after the underwriting discount and offering-related expenses of $2.5 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for Preferred Units. The Operating Partnership used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

Both our Series A and Series B preferred stock have a $25 per share liquidation preference and pay dividends at an annual rate of $2.3125 per share of Series A and $1.96875 per share of Series B preferred stock. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Noncontrolling Interests
At December 31, 2012 and 2011, unaffiliated third parties owned 5,226,375 and 10,100,000 Common Units of the Operating Partnership representing 10% and 27% limited partnership interest in the Operating Partnership, respectively.

Pursuant to the limited partnership agreement, beginning February 14, 2012, the unaffiliated third parties have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption, or at our option, shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we redeemed 4,873,625 Common Units for 4,873,625 shares of our common stock.

We classify outstanding Common Units held by unaffiliated third parties as noncontrolling interests, a component of equity in the Company’s consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on the Company’s consolidated statement of operations for the year ended December 31, 2012 and the period February 14, 2011 through December 31, 2011 as net income (loss) attributable to noncontrolling interests.

NOTE 15 - BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2012 and 2011 was $0.1 million and $0.1 million, respectively.

NOTE 16 - EQUITY-BASED COMPENSATION

Our equity-based awards were issued under our 2011 Equity Incentive Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive awards up to an aggregate of 2,318,290 shares of common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Stock Options
Concurrent with the completion of our IPO, we granted options to our executive officers to purchase 940,000 shares of common stock. These options have an exercise price of $9.75 per share, the market value of the common stock on the date of grant, and vest ratably over five years based on continued service, or upon a change in control.

The fair value of stock options granted was estimated using a Black-Scholes valuation model and the following assumptions:

2011

Expected dividend yield	5.09%
Expected stock price volatility	56.6%
Risk-free interest rate	2.57%
Expected life of options (in years)	6.5

Weighted average estimated fair value
of options at grant date per share	$3.48

The expected dividend yield was calculated based on our annual dividend payments. The expected volatility was based on historical monthly price changes of a peer group of comparable entities based on the expected life of the options at the date of grant. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of options is the average number of years we estimate that options will be outstanding.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under our 2011 Equity Incentive Plan for 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(in thousands)
Outstanding at December 31, 2011	940,000	$9.75	8	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(47,000)	$9.75

Outstanding at December 31, 2012	893,000	$9.75	8	$-

Exercisable at December 31, 2012	-	$-		$-

At December 31, 2012, the exercise price of our outstanding options exceeds the market price of our common stock.

Time-Based Restricted Stock Awards
On April, 25, 2012, we awarded time-based restricted stock awards for 110,137 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% at December 31, 2012 and 2013 and 50% at December 31, 2014), or upon a change in control. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The following table summarizes time-based restricted stock activity under our 2011 Equity Incentive Plan for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested January 1, 2012	-
Granted	110,137	$7.78
Vested	(27,534)	$7.78
Forfeited	-

Non-vested December 31, 2012	82,603	$7.78	$785

Performance-Based Restricted Stock Awards
On April, 25, 2012, we awarded performance-based restricted stock awards for 82,602 shares of common stock to our executive officers. These awards vest ratably over a three year period subject to the attainment of certain performance goals and continued service, or upon a change in control. No shares vested during 2012. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes performance-based restricted stock activity under our 2011 Equity Incentive Plan for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested January 1, 2012	-
Granted	82,602	$7.78
Vested	-
Forfeited	-

Non-vested December 31, 2012	82,602	$7.78	$785

Director Stock Awards
On June 7, 2012, we granted 15,288 shares of common stock to our directors and, concurrent with the completion of our IPO on February 11, 2011, we granted 4,000 shares of common stock to our directors. These grants were made under our 2011 Equity Incentive Plan and were vested upon grant.

Equity-Based Compensation Expense
Equity-based compensation expense for 2012 and 2011 was (in thousands):

	2012	2011

Included in corporate general and administrative salaries
and other compensation in the consolidated statements of operations
Stock options	$700	$441
Time-based restricted stock	214	-
Performance-based restricted stock	171	-

	1,085	441
Included in corporate general and administrative other in
the consolidated statements of operations
Director stock	120	39

	$1,205	$480

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $3.1 million at December 31, 2012. We expect to recognize this cost over a remaining weighted-average period of 2 years.

NOTE 17 - LOSS ON IMPAIRMENT OF ASSETS

In 2012, we recognized impairments totaling $2.3 million related to the AmericInns in Twin Falls, ID, Missoula, MT and Lakewood, CO. These hotel properties were sold in 2012 or classified as held for sale at December 31, 2012, and their operating results, including impairment charges, are included in discontinued operations. In addition, in conjunction with sale of our Missoula, MT hotel properties, we determined that a land parcel in Missoula was impaired and wrote it down to its fair value due to the change in estimated holding period. As a result, a loss on impairment of $0.7 million was charged to operations.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In 2011, we did not incur a loss on impairment.

In 2010, our Predecessor, in conjunction with the termination of a contract for sale of land held for development, determined that four land parcels were impaired and wrote them down to their fair value.  As a result, a loss on impairment of $6.5 million was charged to operations in 2010.

NOTE 18 - DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. The maximum length of time over which we have hedged our exposure to variable interest rates with our existing derivative financial instruments is approximately seven years.

Our objectives in using derivatives financial instruments are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Our interest rate swaps designated as cash flow hedges involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our agreements with our derivative counterparties contain a provision where if we default, or are capable of being declared in default, on any of our indebtedness, then we could also be declared in default on our derivative financial instruments.

Information about our derivative financial instruments at December 31, 2012 follows (dollar amounts in thousands):

	Number of Instruments	Notional Amount	Fair Value	Valuation Technique

Interest rate swaps (liability)	4	$41,095	$(641)	Level 2 - Market Approach

As of December 31, 2012, we had not posted any collateral related to these agreements and were not in breach of any financial provisions of the agreements. If we had breached any agreement provisions, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.6 million at December 31, 2012.

The table below details the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges (in thousands). We had no derivative financial instruments in 2011.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2012

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(786)

Gain (loss) reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(147)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion and amounts excluded from effectiveness testing)	$(2)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2013, we estimate that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.

NOTE 19 - INCOME TAXES

Our deferred tax asset of $4.0 million and $2.2 million at December 31, 2012 and 2011, respectively, relates primarily to the taxable loss of our TRSs. Our earnings (losses), other than in our TRSs, are not generally subject to federal corporate and state income taxes due to our REIT election. At December 31, 2012 and 2011, we estimated net operating loss carry forwards of our TRSs for federal and state income tax reporting purposes of $11.7 million and $6.2 million, respectively. No valuation allowances have been recorded against our deferred tax assets, as we believe the benefit is fully realizable based upon projected future taxable income.

We had no unrecognized tax benefits at December 31, 2012 or in the three year period then ended. We expect no significant changes in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012. We have no material interest or penalties relating to income taxes recognized in the consolidated statements of operations for 2012, 2011 or 2010 or in the consolidated balance sheets as of December 31, 2012 or 2011.

Current tax liabilities of $0.2 million and $0.1 million at December 31, 2012 and 2011, respectively, are included in accrued expenses in the accompanying consolidated balance sheets and relate to state and local tax expense of the Operating Partnership.

The components of income tax expense (benefit) for 2012, 2011 and 2010 are (in thousands):

	Summit Hotel Properties, Inc.		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

Current:
Federal	$-	$-	$-	$-
State and local	512	(129)	339	202
Deferred:
Federal (34%)	(1,531)	(1,867)	-	-
State and local (6%)	(270)	(329)	-	-

	$(1,289)	$(2,325)	$339	$202

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our Predecessor was a limited liability company and all federal taxable income flowed through and was taxable to its members.

For federal income tax purposes, the cash distributions paid to our  common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable), or capital gains.

A summary of the average taxable nature of our common and Series A Cumulative Redeemable Preferred dividends for 2012 and 2011 follows:

	Common Dividends		Preferred Dividends
	2012	2011	2012	2011

Total dividends per share	$0.45	$0.28	$2.31	$0.21

Ordinary income	44.82%	33.89%	100.00%	100.00%
Capital gain	27.04%	0.00%	0.00%	0.00%
Return of capital	28.14%	66.11%	0.00%	0.00%

	100.00%	100.00%	100.00%	100.00%

NOTE 20 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for 2012, 2011 and 2010 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. These hotel properties include the Hampton Inn, Holiday Inn Express, and AmericInn in Twin Falls, ID which were sold in May 2012; the AmericInn in Missoula, MT which was sold in August 2012; the Courtyard by Marriott in Missoula, MT which was sold in December 2012; and the AmericInn & Suites in Golden, CO which was classified as held for sale at December 31, 2012 and subsequently sold on January 15, 2013. There were no hotel properties sold or classified as held for sale in 2011 or 2010.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

	Summit Hotel Properties, Inc. and Summit Hotel OP, LP		Summit Hotel Properties, LLC (Predecessor)
	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11	2010

REVENUE	$5,351	$8,132	$752	$9,781

Hotel operating expenses	3,962	5,485	728	6,517
Depreciation and amortization	608	1,267	181	1,665
Loss on impairment of assets	2,305	-	-	-
(Gain) loss on disposal of assets	(3,009)	-	-	-
Interest expense	179	589	249	1,460

TOTAL EXPENSES	4,045	7,341	1,158	9,642

INCOME (LOSS) BEFORE TAXES	1,306	791	(406)	139

INCOME TAX (EXPENSE) BENEFIT	51	138	(17)	(14)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,357	$929	$(423)	$125

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
ATTRIBUTABLE TO NONCONTROLLING INTEREST	$235	$251	$(114)	$34

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
ATTRIBUTABLE TO COMMON SHAREHOLDERS/
MEMBERS	$1,122	$678	$(309)	$91

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS (LOSS) PER SHARE/UNIT

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested time-based restricted stock awards and for our common stock. Our non-vested time-based restricted stock awards contain nonforfeitable rights to dividends and are considered securities which participate in undistributed earnings with common stock.  Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested time-based restricted stock awards do not have such an obligation so they are not allocated losses.

At December 31, 2012 and 2011, we had 893,000 and 940,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

In 2012 and 2011, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss from continuing operations.

Summit Hotel Properties, Inc.
Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	2012	2011
Numerator:
Income (loss) from continuing operations	$(3,627)	$(5,106)
Less: Preferred dividends	4,625	411
Allocation to participating securities	37	-
Attributable to noncontrolling interest	(1,429)	(1,491)
Income (loss) attributable to common shareholders
from continuing operations	(6,860)	(4,026)
Income (loss) attributable to common shareholders
from discontinued operations	1,122	678

Net income (loss) attributable to common shareholders	$(5,738)	$(3,348)

Denominator:
Weighted average common shares outstanding - basic	33,717	27,278
Dilutive effect of equity-based compensation awards	132	-

Weighted average common shares outstanding - diluted	33,849	27,278

Earnings per common share - basic and diluted:
Net income (loss) attributable to common shareholders
from continuing operations	$(0.20)	$(0.15)
Net income (loss) attributable to common shareholders
from discontinued operations	0.03	0.03

Net income (loss) attributable to common shareholders	$(0.17)	$(0.12)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summit Hotel OP, LP
Below is a summary of the components used to calculate basic and diluted earnings per unit (in thousands, except per unit):

	2012	2011
Numerator:
Income (loss) from continuing operations	$(3,627)	$(5,106)
Less preferred dividends	4,625	411
Income (loss) attributable to common unitholders
from continuing operations	(8,252)	(5,517)
Income (loss) attributable to common unitholders
from discontinued operations	1,357	929

Net income (loss) attributable to common unitholders	$(6,895)	$(4,588)

Denominator:
Weighted average common units outstanding - basic	40,780	37,378
Dilutive effect of equity-based compensation awards	132	-

Weighted average common units outstanding - diluted	40,912	37,378

Earnings per common unit - basic and diluted:
Net income (loss) attributable to common unitholders
from continuing operations	$(0.20)	$(0.15)
Net income (loss) attributable to common unitholders
from discontinued operations	0.03	0.03

Net income (loss) attributable to common unitholders	$(0.17)	$(0.12)

NOTE 22 - SUBSEQUENT EVENTS

Equity Transactions
On January 3, 2013, we redeemed 1,974,669 Common Units, which had been tendered November 5, 2012, for shares of our common stock. On January 31, 2013, 249,846 Common Units were tendered for redemption, which we intend to redeem for shares of our common stock on April 1, 2013.

On January 14, 2013, we completed our second follow-on common stock offering of 17,250,000 shares. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses.

On January 31, 2013, our Board of Directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, and $0.432 per share of 7.875% Series B Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2013.

Debt Transactions
On January 14, 2013, we paid off two variable rate term loans with First National Bank of Omaha that were secured by three hotel properties. These loans totaled $22.8 million and had maturity dates of July 2013 and February 2014. There were no associated prepayment penalties.

On January 25, 2013, we closed on a $29.4 million term loan with KeyBank that is secured by four of the Hyatt hotels we acquired in October 2012. This loan has a fixed interest rate of 4.46%, matures February 1, 2023, and amortizes over 30 years.

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Hotel Property Acquisitions Closed
On January 22, 2013, we purchased from affiliates of Hyatt, a portfolio of three hotel properties for an aggregate purchase price of $36.1 million. The properties include a Hyatt Place in Orlando (Universal), FL, a Hyatt Place in Orlando (Convention Center), FL, and a Hyatt Place in Chicago (Hoffman Estates), IL.

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a Holiday Inn Express & Suites in San Francisco, CA. The purchase price was $60.5 million and included the assumption of debt of $23.5 million. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest.

Hotel Property Purchase Agreements Entered Into
On January 22, 2013, we entered into a purchase agreement to acquire five hotel properties in New Orleans, LA for an aggregate purchase price of $135.0 million. These properties include a SpringHill Suites and two Courtyards by Marriott in New Orleans and a Residence Inn and a Courtyard by Marriott in Metairie. Although closing is expected to occur prior to the end of the first quarter of 2013, it is subject to the completion of due diligence and other customary conditions; therefore, we cannot provide assurance that we will acquire these hotel properties.

Hotel Property Dispositions
On January 15, 2013, we sold the AmericInn & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million.

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summit Hotel Properties, Inc.
Selected consolidated quarterly financial data for 2012 and 2011 follows (in thousands, except per share):

	2012
	Summit Hotel Properties, Inc.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$40,102	$47,213	$50,804	$51,423

Net income (loss) from continuing operations	$(1,609)	$444	$1,033	$(3,495)
Net income (loss) from discontinued operations	$(1,196)	$(801)	$608	$2,746
Net income (loss) attributable to common stockholders	$(2,891)	$(1,238)	$406	$(1,978)

Earnings per share - basic and diluted:
Net income (loss) from continuing operations	$(0.08)	$(0.01)	$0.01	$(0.12)
Net income (loss) from discontinued operations	(0.03)	(0.03)	-	0.09
Net income (loss) attributable to common stockholders	$(0.11)	$(0.04)	$0.01	$(0.03)

	2011
	Predecessor	Summit Hotel Properties, Inc.
	Period 1/1 through 2/13	Period 2/14 through 3/31	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$14,142	$18,105	$36,815	$40,033	$33,568

Net income (loss) from continuing operations	$(5,784)	$(1,683)	$474	$(941)	$(2,956)
Net income (loss) from discontinued operations	$(423)	$69	$130	$982	$(252)
Net income (loss) attributable to common stockholders	$(6,207)	$(1,178)	$441	$30	$(2,641)

Earnings per share - basic and diluted:
Net income (loss) from continuing operations		$(0.04)	$0.01	$(0.01)	$(0.12)
Net income (loss) from discontinued operations		-	0.01	0.01	0.02
Net income (loss) attributable to common stockholders		$(0.04)	$0.02	$-	$(0.10)

SUMMIT HOTEL PROPERTIES, INC., SUMMIT HOTEL OP, LP, AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summit Hotel OP, LP
Selected consolidated quarterly financial data for 2012 and 2011 follows (in thousands, except per unit):

	2012
	Summit OP, LP
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$40,102	$47,213	$50,804	$51,423

Net income (loss) from continuing operations	$(1,609)	$444	$1,033	$(3,495)
Net income (loss) from discontinued operations	$(1,196)	$(801)	$608	$2,746
Net income (loss) attributable to common unit holders	$(3,961)	$(1,513)	$485	$(1,906)

Earnings per unit - basic and diluted:
Net income (loss) from continuing operations	$(0.08)	$(0.01)	$0.01	$(0.12)
Net income (loss) from discontinued operations	(0.03)	(0.03)	-	0.09
Net income (loss) attributable to common unit holders	$(0.11)	$(0.04)	$0.01	$(0.03)

	2011
	Predecessor	Summit OP, LP
	Period 1/1 through 2/13	Period 2/14 through 3/31	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$14,142	$18,105	$36,815	$40,033	$33,568

Net income (loss) from continuing operations	$(5,784)	$(1,683)	$474	$(941)	$(2,956)
Net income (loss) from discontinued operations	$(423)	$69	$130	$982	$(252)
Net income (loss) attributable to common unit holders	$(6,207)	$(1,614)	$604	$41	$(3,619)

Earnings per unit - basic and diluted:
Net income (loss) from continuing operations		$(0.04)	$0.01	$(0.01)	$(0.11)
Net income (loss) from discontinued operations		$-	$0.01	$0.01	$0.01
Net income (loss) attributable to common unit holders		$(0.04)	$0.02	$-	$(0.10)

SUMMIT HOTEL PROPERTIES, INC / SUMMIT HOTEL OP, LP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

			Initial Cost			Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Arlington, TX	Courtyard by Marriott	2012	$1,497	$13,503	$11	$1,497	$13,514	$15,011	$(274)	$14,737	-	(1)
Arlington, TX	Hyatt Place	2012	650	8,405	9	650	8,414	9,064	(166)	8,898	-
Arlington, TX	Residence Inn by Marriott	2012	1,646	13,854	12	1,646	13,866	15,512	(266)	15,246	-	(1)
Atlanta, GA	Courtyard by Marriott	2012	2,050	26,850	237	2,050	27,087	29,137	(928)	28,209	18,699
Atlanta, GA	Hyatt Place	2006	1,154	9,605	3,046	1,154	12,651	13,805	(4,178)	9,627	8,241
Baltimore, MD	Hyatt Place	2012	2,100	8,135	10	2,100	8,145	10,245	(133)	10,112
Baton Rouge, LA	DoubleTree	2008	1,100	14,063	874	1,100	14,937	16,037	(3,679)	12,358	10,434	(2)
Baton Rouge, LA	Fairfield Inn by Marriott	2004	345	3,057	2,238	345	5,295	5,640	(1,426)	4,214	-	(1)
Baton Rouge, LA	SpringHill Suites by Marriott	2004	448	3,729	1,939	448	5,668	6,116	(1,732)	4,384	-	(1)
Baton Rouge, LA	TownePlace Suites	2004	259	3,743	1,348	259	5,091	5,350	(1,839)	3,511	-	(1)
Bellevue, WA	Fairfield Inn by Marriott	2004	2,705	12,944	3,247	2,705	16,191	18,896	(4,006)	14,890	-	(1)
Birmingham, AL	Hilton Garden Inn	2012	1,400	10,100	140	1,400	10,240	11,640	(406)	11,234	6,419
Birmingham, AL	Hilton Garden Inn	2012	1,400	7,225	903	1,400	8,128	9,528	(391)	9,137	5,481
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658	14,071	717	1,658	14,788	16,446	(3,871)	12,575	2,193
Bloomington, MN	Hampton Inn	2007	1,658	14,596	106	1,658	14,702	16,360	(3,889)	12,471	12,183
Boise, ID	Fairfield Inn by Marriott	2004	564	2,874	352	564	3,226	3,790	(1,112)	2,678	-	(2)
Boise, ID	Hampton Inn	2004	597	3,295	1,340	1,335	3,897	5,232	(1,457)	3,775	-	(1)
Boise, ID	Holiday Inn Express	2005	1,038	2,422	292	780	2,972	3,752	(1,168)	2,584	1,237	(3)
Boise, ID	Holiday Inn	2007	1,934	10,968	-	781	12,121	12,902	(4,569)	8,333	6,786	(4)
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	539	1,042	4,028	5,070	(1,400)	3,670	4,089	(3)
Charleston, WV	Holiday Inn Express	2004	907	2,903	2,177	907	5,080	5,987	(1,180)	4,807	3,077	(3)
Denver, CO	Fairfield Inn by Marriott	2004	1,566	6,783	3,437	1,566	10,220	11,786	(2,398)	9,388	-	(1)
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	48	1,076	11,127	12,203	(3,123)	9,080	7,998	(2)
Denver, CO	Hampton Inn	2004	1,125	3,678	886	1,125	4,564	5,689	(2,225)	3,464	2,029	(3)
Denver, CO	Hyatt Place	2012	2,000	9,515	30	2,000	9,545	11,545	(172)	11,373
Denver, CO	Hyatt Place	2012	1,300	9,230	14	1,300	9,244	10,544	(169)	10,375
Denver, CO	Hyatt House	2012	2,700	10,780	66	2,700	10,846	13,546	(211)	13,335
Duluth, GA	Holiday Inn	2011	-	7,000	125	-	7,125	7,125	(536)	6,589	-	(1)
Duluth, GA	Hilton Garden Inn	2011	2,200	11,150	663	2,200	11,813	14,013	(775)	13,238	-	(1)
El Paso, TX	Courtyard by Marriott	2011	1,640	10,710	775	1,640	11,485	13,125	(638)	12,487	-	(1)
El Paso, TX	Hampton Inn	2005	2,055	10,745	3,007	2,055	13,752	15,807	(3,442)	12,365	10,555	(3)
Emporia, KS	Fairfield Inn by Marriott	2004	320	2,436	266	320	2,702	3,022	(978)	2,044	-	(1)
Emporia, KS	Holiday Inn Express	2004	292	2,840	485	292	3,325	3,617	(1,113)	2,504	-	(1)
Flagstaff, AZ	Courtyard by Marriott	2009	3,353	20,785	36	3,353	20,821	24,174	(3,526)	20,648	14,144
Flagstaff, AZ	SpringHill Suites by Marriott	2008	1,398	9,352	4,895	1,398	14,247	15,645	(3,563)	12,082	5,789	(3)
Ft. Collins, CO	Hampton Inn	2004	738	4,363	1,170	738	5,533	6,271	(1,561)	4,710	-	(1)
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	229	1,300	12,033	13,333	(4,143)	9,190	4,449	(3)
Ft. Myers, FL	Hyatt Place	2009	3,608	16,583	33	3,608	16,616	20,224	(3,693)	16,531	-
Ft. Smith, AR	AmericInn	2004	-	3,718	704	-	4,422	4,422	(1,381)	3,041	-
Ft. Smith, AR	Aspen Hotel	2004	223	3,189	589	223	3,778	4,001	(1,710)	2,291	1,417
Ft. Smith, AR	Hampton Inn	2005	-	12,401	1,436	-	13,837	13,837	(3,971)	9,866	8,282	(3)
Ft. Wayne, IN	Hampton Inn	2006	786	6,564	1,995	786	8,559	9,345	(1,927)	7,418	5,119	(3)
Ft. Wayne, IN	Residence Inn by Marriott	2006	914	6,736	745	914	7,481	8,395	(2,201)	6,194	-	(1)
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	267	1,500	8,451	9,951	(2,617)	7,334	5,308
Ft. Worth, TX	Hilton Garden Inn	2012	974	6,226	977	974	7,203	8,177	(74)	8,103
Ft. Worth, TX	SpringHill Suites by Marriott	2004	553	2,698	3,043	553	5,741	6,294	(1,113)	5,181	-
Garden City, NY	Hyatt Place	2012	4,200	26,800	-	4,200	26,800	31,000	-	31,000
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	1,612	1,860	7,060	8,920	(2,378)	6,542	6,357
Germantown, TN	Fairfield Inn by Marriott	2005	767	2,700	553	767	3,253	4,020	(1,107)	2,913	884	(3)
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	810	1,083	6,010	7,093	(1,883)	5,210	2,438	(3)
Glendale, CO	Staybridge Suites	2011	2,100	7,900	1,066	2,100	8,966	11,066	(732)	10,334	-	(1)
Golden, CO	Fairfield Inn by Marriott	2004	521	2,433	353	521	2,786	3,307	(1,014)	2,293	-	(1)
Golden, CO	AmericInn	2004	547	2,416	242	547	2,658	3,205	(914)	2,291	-	(1)
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	2,454	1,301	9,776	11,077	(2,506)	8,571	8,306
Jackson, MS	Staybridge Suites	2007	698	8,454	1,465	698	9,919	10,617	(1,826)	8,791	3,443	(3)
Jacksonville, FL	Aloft	2009	1,700	15,775	64	1,700	15,839	17,539	(3,260)	14,279	-	(2)
Las Colinas, TX	Hyatt Place	2007	781	5,729	1,832	781	7,561	8,342	(3,177)	5,165	-	(2)
Las Colinas, TX	Holiday Inn Express	2007	912	6,689	1,636	898	8,339	9,237	(3,117)	6,120	-
Lewisville, TX	Fairfield Inn by Marriott	2004	465	2,954	549	465	3,503	3,968	(1,280)	2,688	750	(3)
Lithia Springs, GA	SpringHill Suites by Marriott	2004	480	3,572	651	480	4,223	4,703	(1,647)	3,056	-	(4)
Little Rock, AR	SpringHill Suites by Marriott	2004	879	3,431	625	879	4,056	4,935	(1,594)	3,341	-	(1)
Lombard, IL	Hyatt Place	2012	1,550	15,475	10	1,550	15,485	17,035	(217)	16,818
Medford, OR	Hampton Inn	2004	1,230	4,788	689	1,230	5,477	6,707	(1,843)	4,864	-	(1)
Memphis, TN	Courtyard by Marriott	2005	686	5,814	241	546	6,195	6,741	(2,079)	4,662	-
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	1,809	777	5,385	6,162	(1,690)	4,472	-	(1)
Phoenix, AZ	Hyatt Place	2012	582	4,438	13	582	4,451	5,033	(77)	4,956
Portland, OR	Hyatt Place	2009	-	16,713	30	-	16,743	16,743	(3,404)	13,339	8,778
Portland, OR	Residence Inn by Marriott	2009	-	16,409	14	-	16,423	16,423	(3,087)	13,336	12,283
Provo, UT	Hampton Inn	2004	909	2,862	2,074	909	4,936	5,845	(1,134)	4,711	-	(1)
Ridgeland, MS	Homewood Suites	2011	1,314	6,036	1,265	1,314	7,301	8,615	(491)	8,124	-	(1)
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	35	1,050	10,075	11,125	(3,367)	7,758	7,927	(3)
Salina, KS	AmericInn	2004	984	1,650	407	984	2,057	3,041	(683)	2,358	-	(1)
Salina, KS	Fairfield Inn by Marriott	2004	499	1,744	321	499	2,065	2,564	(777)	1,787	-	(1)
Salt Lake City, UT	Residence Inn by Marriott	2012	2,392	17,567	-	2,392	17,567	19,959	-	19,959	14,059
San Antonio, TX	Country Inn & Suites	2008	2,497	12,833	408	2,497	13,241	15,738	(3,471)	12,267	10,568	(2)
Sandy, UT	Holiday Inn Express	2004	720	1,768	1,564	720	3,332	4,052	(1,022)	3,030	4,034	(3)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	3,147	3,225	13,299	16,524	(3,683)	12,841	9,653
Scottsdale, AZ	Hyatt Place	2012	1,500	9,030	36	1,500	9,066	10,566	(166)	10,400
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,939	2,195	10,059	12,254	(2,686)	9,568	5,198
Smyrna, TN	Hampton Inn	2012	1,145	6,855	20	1,145	6,875	8,020	(153)	7,867	5,341
Smyrna, TN	Hilton Garden Inn	2012	1,188	10,312	147	1,188	10,459	11,647	(234)	11,413	8,593
Spokane, WA	Fairfield Inn by Marriott	2004	1,637	3,669	2,577	1,637	6,246	7,883	(1,779)	6,104	-	(1)
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	1,192	1,198	7,291	8,489	(2,391)	6,098	2,072	(3)
Yrbor City, FL	Hampton Inn	2012	3,600	17,244	-	3,600	17,244	20,844	-	20,844
Austin, TX	Corporate Office	2012	-	210	-	-	210	210	(8)	202
Land Parcels			19,911	-	(1,564)	18,347	-	18,347	-	18,347	-
			$126,856	$697,607	$76,744	$124,465	$776,742	$901,207	$(146,207)	$755,000	$254,613
Draw on secured revolving credit facility											58,000	(1)
											$312,613

(1)	Property is collateral for our draw on secured revolving credit facility.
(2)
In addition to the DoubleTree in Baton Rouge LA, SpringHill Suites in Denver CO and Country Inn & Suites in San Antonio TX; the Fairfield Inn in Boise ID, Aloft in Jacksonville FL and Hyatt Place in Las Colinas TX are collateral for the GE Capital Corp loans.

(3)	Property is collateral for the ING Life Insurance and Annuity loan.
(4)	In addition to the Holiday Inn in Boise ID; the Springhill Suites in Lithia Springs GA is collateral for the MetaBank loan.

SUMMIT HOTEL PROPERTIES, INC. / SUMMIT HOTEL OP, LP
Notes to Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2012
(in thousands)

	ASSET BASIS	Total
( a )	Balance at January 1, 2010	$574,602
	Additions to land, buildings and improvements	2,770
	Disposition of land, buildings and improvements	(89)
	Impairment loss	(6,476)
	Balance at December 31, 2010	$570,807
	Additions to land, buildings and improvements	79,901
	Disposition of land, buildings and improvements	(5,369)
	Balance at December 31, 2011	$645,339
	Additions to land, buildings and improvements	294,310
	Disposition of land, buildings and improvements	(35,477)
	Impairment loss	(2,965)
	Balance at December 31, 2012	$901,207

	ACCUMULATED DEPRECIATION	Total
( b )	Balance at January 1, 2010	$79,608
	Depreciation for the period ended December 31, 2010	25,235
	Depreciation on assets sold or disposed	(46)
	Balance at December 31, 2010	$104,797
	Depreciation for the period ended December 31, 2011	26,740
	Depreciation on assets sold or disposed	(5,369)
	Balance at December 31, 2011	$126,168
	Depreciation for the period ended December 31, 2012	31,732
	Depreciation on assets sold or disposed	(11,693)
	Balance at December 31, 2012	$146,207

( c )	The aggregrate cost of land, buildings, furniture and equipment for Federal income tax purposes is aproximately $898 million.

( d )	Depreciation is computed based upon the following useful lives:
	Buildings and improvements 25-40 years
	Furniture and equipment 2-15 years

( e )	We have mortgages payable on the properties as noted. Additional mortgage information can be found in Note 11
	to the consoldiated financial statements.

( f )	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, disposal of assets, and
	impairment loss that was recorded.