Form 10-Q
period 2013-03-31
Summit Hotel OP, LP; Summit Hotel Properties, Inc.
filed 2013-05-06
CIK 1497612, 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 65,931,900 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as Common Units was 2,997,831, excluding 65,931,900 Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2013 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP. As of March 31, 2013, Summit REIT owned approximately 95% of the issued and outstanding common units of partnership interest of Summit OP (“Common Units”), including the sole general partnership interest held by the General Partner.  As of March 31, 2013, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”), all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of Summit OP (“Series B Preferred Units”), and all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of Summit OP (“Series C Preferred Units,” the Series C Preferred Units, Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”). As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining Common Units of Summit OP are owned by third parties.

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

As of March 31, 2013, Summit REIT’s only material assets were its ownership of Common Units and Preferred Units of Summit OP and its ownership of the membership interests in the General Partner. As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries. Summit OP and its subsidiaries hold all the assets of the consolidated company. Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP. As of March 31, 2013, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Preferred Units. The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

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

●	“our TRS lessees” refer to the subsidiaries of our TRSs that lease our hotels from Summit OP or subsidiaries of Summit OP. All but one of our TRS lessees are wholly owned by our TRSs.

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$934,842	$734,362
Investment in hotel properties under development	10,380	10,303
Land held for development	13,844	15,802
Assets held for sale	26,920	4,836
Cash and cash equivalents	20,790	13,980
Restricted cash	22,261	3,624
Trade receivables	12,677	5,478
Prepaid expenses and other	2,889	5,311
Deferred charges, net	9,324	8,895
Deferred tax asset	3,894	3,997
Other assets	4,169	4,201
TOTAL ASSETS	$1,061,990	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$325,673	$312,613
Debt related to assets held for sale	6,715	-
Accounts payable	3,875	5,013
Accrued expenses	21,886	18,985
Derivative financial instruments	534	641
TOTAL LIABILITIES	358,683	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012 (liquidation preference of $50,393 at March 31,
2013 and December 31, 2012)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012 (liquidation preference of $75,502 and $75,324 at
March 31, 2013 and December 31, 2012, respectively)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at March 31, 2013
(liquidation preference of $85,183 at March 31, 2013)	34	-
Common stock, $.01 par value per share, 450,000,000 shares authorized,
65,678,025 and 46,159,652 shares issued and outstanding at March 31, 2013
and December 31, 2012, respectively	657	462
Additional paid-in capital	705,683	468,820
Accumulated other comprehensive income (loss)	(426)	(528)
Accumulated deficit and distributions	(39,916)	(31,985)
Total stockholders' equity	666,082	436,819
Noncontrolling interests in Operating Partnership	29,762	36,718
Noncontrolling interests in joint venture	7,463	-
TOTAL EQUITY	703,307	473,537

TOTAL LIABILITIES AND EQUITY	$1,061,990	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

REVENUES
Room revenue	$60,089	$35,727
Other hotel operations revenue	3,122	1,593
Total Revenues	63,211	37,320

EXPENSES
Hotel operating expenses:
Rooms	17,621	10,475
Other direct	8,244	4,954
Other indirect	16,242	10,146
Other	213	201
Total hotel operating expenses	42,320	25,776
Depreciation and amortization	11,156	7,555
Corporate general and administrative:
Salaries and other compensation	2,421	938
Other	656	883
Hotel property acquisition costs	654	580
Total Expenses	57,207	35,732

INCOME (LOSS) FROM OPERATIONS	6,004	1,588

OTHER INCOME (EXPENSE)
Interest income	18	1
Other income	160	-
Interest expense	(4,072)	(3,195)
Gain (loss) on disposal of assets	6	-
Total Other Income (Expense)	(3,888)	(3,194)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,116	(1,606)

INCOME TAX (EXPENSE) BENEFIT	(410)	147

INCOME (LOSS) FOR CONTINUING OPERATIONS	1,706	(1,459)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	177	(1,346)

NET INCOME (LOSS)	1,883	(2,805)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Operating Partnership	(28)	(1,070)
Joint venture	(37)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, INC.	1,948	(1,735)

PREFERRED DIVIDENDS	(2,452)	(1,156)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(504)	$(2,891)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	62,684	27,278

Diluted	62,950	27,278

EARNINGS PER SHARE
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.07)
Basic and diluted net income (loss) per share from discontinued operations	0.00	(0.04)

Basic and diluted net income (loss) per share	$(0.01)	$(0.11)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

NET INCOME (LOSS)	$1,883	$(2,805)

Other comprehensive income (loss), net of tax:
Changes in unrealized loss on derivatives	107	-
Total other comprehensive income (loss)	107	-

COMPREHENSIVE INCOME (LOSS)	1,990	(2,805)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Operating Partnership	(23)	(1,070)
Joint venture	(37)	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL PROPERTIES, INC.	2,050	(1,735)

PREFERRED DIVIDENDS	(2,452)	(1,156)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(402)	$(2,891)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders'	Operating		Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$-	$473,537

Net proceeds from sale of
common stock	-	-	17,250,000	172	147,981	-	-	148,153	-	-	148,153
Net proceeds from sale of
preferred stock	3,400,000	34	-	-	81,917	-	-	81,951	-	-	81,951
Common stock redemption of
common units	-	-	1,974,669	20	6,547	-	-	6,567	(6,567)	-	-
Contribution by noncontrolling
interests in joint venture	-	-	-	-	-	-	-	-	-	7,500	7,500
Dividends paid	-	-	-	-	-	-	(9,879)	(9,879)	(366)	-	(10,245)
Equity-based compensation	-	-	293,704	3	418	-	-	421	-	-	421
Other comprehensive
income (loss)	-	-	-	-	-	102	-	102	5	-	107
Net income (loss)	-	-	-	-	-	-	1,948	1,948	(28)	(37)	1,883

BALANCES, MARCH 31, 2013	8,400,000	$84	65,678,025	$657	$705,683	$(426)	$(39,916)	$666,082	$29,762	$7,463	$703,307

BALANCES, DECEMBER 31, 2011	2,000,000	$20	27,278,000	$273	$288,902	$-	$(11,020)	$278,175	$41,274	$-	$319,449

Regristration and offering costs	-	-	-	-	(323)	-	-	(323)	-	-	(323)
Dividends paid	-	-	-	-	-	-	(4,225)	(4,225)	(1,136)	-	(5,361)
Equity-based compensation	-	-	-	-	126	-	-	126	-	-	126
Net income (loss)	-	-	-	-	-	-	(1,735)	(1,735)	(1,070)	-	(2,805)

BALANCES, MARCH 31, 2012	2,000,000	$20	27,278,000	$273	$288,705	$-	$(16,980)	$272,018	$39,068	$-	$311,086

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$1,883	$(2,805)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	11,490	8,480
Amortization of prepaid lease	12	12
Loss on impairment of assets	1,500	932
Equity-based compensation	421	126
Deferred tax asset	104	(463)
(Gain) loss on disposal of assets	(1,640)	-
Changes in operating assets and liabilities:
Restricted cash released (funded)	871	258
Trade receivables	(7,199)	(2,544)
Prepaid expenses and other	2,423	549
Accounts payable and accrued expenses	1,220	(1,639)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	11,085	2,906

INVESTING ACTIVITIES
Acquisitions of hotel properties	(213,135)	(29,738)
Investment in hotel properties under development	(77)	-
Improvements and additions to hotel properties	(8,520)	(6,833)
Purchases of office furniture and equipment	(224)	-
Proceeds from asset dispositions, net of closing costs	9,198	2
Restricted cash released (funded)	(14,030)	(337)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(226,788)	(36,906)

FINANCING ACTIVITIES
Proceeds from issuance of debt	74,000	111,550
Principal payments on debt	(77,649)	(70,550)
Financing fees on debt	(1,196)	(983)
Proceeds from equity offerings, net of offering costs	237,603	(323)
Dividends paid and distributions to members	(10,245)	(5,361)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	222,513	34,333

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,810	333

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	13,980	10,537

END OF PERIOD	$20,790	$10,870

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash payments for interest	$3,925	$3,388

Capitalized interest	$77	$-

Cash payments for income taxes, net of refunds	$81	$120

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED BALANCE SHEETS (in thousands, except unit amounts)
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$934,842	$734,362
Investment in hotel properties under development	10,380	10,303
Land held for development	13,844	15,802
Assets held for sale	26,920	4,836
Cash and cash equivalents	20,790	13,980
Restricted cash	22,261	3,624
Trade receivables	12,677	5,478
Prepaid expenses and other	2,889	5,311
Deferred charges, net	9,324	8,895
Deferred tax asset	3,894	3,997
Other assets	4,169	4,201
TOTAL ASSETS	$1,061,990	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$325,673	$312,613
Debt related to assets held for sale	6,715	-
Accounts payable	3,875	5,013
Accrued expenses	21,886	18,985
Derivative financial instruments	534	641
TOTAL LIABILITIES	358,683	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Summit Hotel Properties, Inc., 65,678,025 and 46,159,652 common units outstanding at March 31, 2013 and December 31, 2012, respectively, and 8,400,000 and
5,000,000 preferred units outstanding at March 31, 2013 and December 31, 2012, respectively (preferred units liquidation preference of $211,078 and $125,717 at
March 31, 2013 and December 31, 2012, respectively)	666,082	436,819
Unaffiliated limited partners, 3,251,706 and 5,226,375 common units outstanding at
March 31, 2013 and December 31, 2012, respectively	29,762	36,718
Total partners' equity	695,844	473,537
Noncontrolling interests in joint venture	7,463	-
TOTAL EQUITY	703,307	473,537

TOTAL LIABILITIES AND EQUITY	$1,061,990	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

REVENUE
Room revenue	$60,089	$35,727
Other hotel operations revenue	3,122	1,593
Total Revenue	63,211	37,320

EXPENSES
Hotel operating expenses:
Rooms	17,621	10,475
Other direct	8,244	4,954
Other indirect	16,242	10,146
Other	213	201
Total hotel operating expenses	42,320	25,776
Depreciation and amortization	11,156	7,555
Corporate general and administrative:
Salaries and other compensation	2,421	938
Other	656	883
Hotel property acquisition costs	654	580
Total Expenses	57,207	35,732

INCOME (LOSS) FROM OPERATIONS	6,004	1,588

OTHER INCOME (EXPENSE)
Interest income	18	1
Other income	160	-
Interest expense	(4,072)	(3,195)
Gain (loss) on disposal of assets	6	-
Total Other Income (Expense)	(3,888)	(3,194)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,116	(1,606)

INCOME TAX (EXPENSE) BENEFIT	(410)	147

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,706	(1,459)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	177	(1,346)

NET INCOME (LOSS)	1,883	(2,805)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
IN JOINT VENTURE	(37)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL OP, LP	1,920	(2,805)

PREFERRED DIVIDENDS	(2,452)	(1,156)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	$(532)	$(3,961)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	65,979	37,378

Diluted	66,245	37,378

EARNINGS PER UNIT
Basic and diluted net income (loss) per unit from continuing operations	$(0.01)	$(0.07)
Basic and diluted net income (loss) per unit from discontinued operations	0.00	(0.04)

Basic and diluted net income (loss) per unit	$(0.01)	$(0.11)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

NET INCOME (LOSS)	$1,883	$(2,805)

Other comprehensive income (loss), net of tax:
Changes in unrealized loss on derivatives	107	-
Total other comprehensive income (loss)	107	-

COMPREHENSIVE INCOME (LOSS)	1,990	(2,805)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS IN JOINT VENTURE	(37)	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL OP, LP	2,027	(2,805)

PREFERRED DIVIDENDS	(2,452)	(1,156)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
COMMON UNIT HOLDERS	$(425)	$(3,961)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Preferred	Common
			Total	Noncontrolling
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Interests in	Total
	Properties, Inc.	Properties, Inc.	Partners' Equity	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	$120,328	$316,491	$36,718	$-	$473,537

Contributions	81,951	148,153	-	7,500	237,604
Common stock redemption of common units	-	6,567	(6,567)	-	-
Distributions	(2,452)	(7,427)	(366)	-	(10,245)
Equity-based compensation	-	421	-	-	421
Other comprehensive income (loss)	-	102	5	-	107
Net income (loss)	2,452	(504)	(28)	(37)	1,883

BALANCES, MARCH 31, 2013	$202,279	$463,803	$29,762	$7,463	$703,307

BALANCES, DECEMBER 31, 2011	$47,875	$230,300	$41,274	$-	$319,449

Registration and offering costs	-	(323)	-	-	(323)
Distributions	(1,156)	(3,069)	(1,136)	-	(5,361)
Equity-based compensation	-	126	-	-	126
Net income (loss)	1,156	(2,891)	(1,070)	-	(2,805)

BALANCES, MARCH 31, 2012	$47,875	$224,143	$39,068	$-	$311,086

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	First Quarter
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$1,883	$(2,805)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	11,490	8,480
Amortization of prepaid lease	12	12
Loss on impairment of assets	1,500	932
Equity-based compensation	421	126
Deferred tax asset	104	(463)
(Gain) loss on disposal of assets	(1,640)	-
Changes in operating assets and liabilities:
Restricted cash released (funded)	871	258
Trade receivables	(7,199)	(2,544)
Prepaid expenses and other	2,423	549
Accounts payable and accrued expenses	1,220	(1,639)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	11,085	2,906

INVESTING ACTIVITIES
Acquisitions of hotel properties	(213,135)	(29,738)
Investment in hotel properties under development	(77)	-
Improvements and additions to hotel properties	(8,520)	(6,833)
Purchases of office furniture and equipment	(224)	-
Proceeds from asset dispositions, net of closing costs	9,198	2
Restricted cash released (funded)	(14,030)	(337)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(226,788)	(36,906)

FINANCING ACTIVITIES
Proceeds from issuance of debt	74,000	111,550
Principal payments on debt	(77,649)	(70,550)
Financing fees on debt	(1,196)	(983)
Contributions	237,603	(323)
Distributions	(10,245)	(5,361)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	222,513	34,333

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,810	333

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	13,980	10,537

END OF PERIOD	$20,790	$10,870

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash payments for interest	$3,925	$3,388

Capitalized interest	$77	$-

Cash payments for income taxes, net of refunds	$81	$120

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At March 31, 2013, our portfolio consists of 91 upscale, upper midscale and midscale hotel properties containing 10,309 guestrooms located in 22 states. Of our 91 hotel properties, six are classified as held for sale. Our hotel properties are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRSs”). We indirectly own 100% of the outstanding equity interests in all but one of our TRS Lessees. We indirectly own an 80% controlling interest in the TRS Lessee associated with the recently acquired Holiday Inn Express & Suites in San Francisco, CA.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and their subsidiaries, including joint ventures. The accompanying consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries, including joint ventures. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for first quarter 2013 may not be indicative of the results that may be expected for the full year 2013. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2012.

We made certain reclassifications to the first quarter 2012 financial information to conform to our 2013 presentation, which included the reclassification of $0.6 million of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses. This reclassification had no effect on previously reported results of operations or equity.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a subsidiary held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of operations.

Our consolidated financial statements include noncontrolling interests related to Common Units of the Operating Partnership held by unaffiliated third parties and third-party ownership of joint ventures.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Standards

In first quarter 2013, we adopted Accounting Standards Update (“ASU”) 2013–02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013–02 required an entity to separately provide information about the effects on net income of certain significant amounts reclassified out of each component of accumulated other comprehensive income.

Adoption of this new standard did not have a material effect on the consolidated financial statements of the Company or our Operating Partnership.

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in first quarter 2013 and 2012 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

First Quarter 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$8,706	$-
January 22	Hyatt Place	Orlando (Convention), FL	13,547	-
January 22	Hyatt Place	Orlando (Universal), FL	13,872	-
February 11	Holiday Inn Express & Suites (1)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,500	-
March 11	Courtyard by Marriott	New Orleans (Convention), LA	31,500	-
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	26,000	-
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	24,000	-
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	20,000	-

Total First Quarter 2013		9 hotel properties	$231,625	$23,423

First Quarter 2012
January 12	Courtyard by Marriott (2)	Atlanta, GA	$28,900	$19,011
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	11,500	-
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	8,625	-

Total First Quarter 2012		3 hotel properties	$49,025	$19,011

(1) This hotel property was acquired by a joint venture in which we own an 80% controlling interest.
(2) We acquired a 90% controlling interest in this hotel property and we are obligated to acquire the remaining ownership in
2016 for $0.4 million. The $0.4 million has been accrued as a liability and is included in the purchase price above.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	First Quarter
	2013	2012

Land	$32,618	$4,850
Hotel buildings and improvements	193,657	40,950
Furniture, fixtures and equipment	5,350	2,825
Other assets	5,478	187
Total assets acquired	237,103	48,812
Debt assumed	23,423	19,011
Other liabilities	545	63
	-
Net assets acquired	$213,135	$29,738

The allocations for certain of the first quarter 2013 acquisitions are based on preliminary information and are, therefore, subject to change.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total revenues and net income (loss) for hotel properties acquired in first quarter 2013 and 2012, which are included in our consolidated statements of operations follow (in thousands):

	First Quarter
	2013 Acquisitions	2012 Acquisitions
	2013	2013	2012

Revenues	$6,779	$2,904	$1,798

Net income (loss)	$1,136	$(186)	$131

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2012 and first quarter 2013 had taken place on January 1, 2012. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2012. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2013 and 2012 follows (in thousands, except per share):

	First Quarter
	2013	2012

Revenues	$72,410	$67,721

Net income (loss)	$5,639	$2,479

Net income (loss) per share attributable to common
stockholders - basic and diluted	$0.05	$0.06

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties includes (in thousands):

	March 31,	December 31,
	2013	2012

Land	$134,506	$105,571
Hotel buildings and improvements	815,055	649,699
Furniture, fixtures and equipment	126,757	124,385
	1,076,318	879,655
Less accumulated depreciation	141,476	145,293

	$934,842	$734,362

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - ASSETS HELD FOR SALE

Assets held for sale and related debt include (in thousands):

	March 31,	December 31,
	2013	2012

Land	$7,939	$3,092
Building	17,389	1,474
Furniture, fixtures and equipment	1,592	270

	$26,920	$4,836

Debt	$6,715	$-

At March 31, 2013, assets held for sale include the Holiday Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn & Suites, and a land parcel in Boise, ID; the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia, GA; and land parcels in Missoula, MT and Houston, TX. The Holiday Inn and Holiday Inn Express in Boise, ID were sold on May 1, 2013. All other properties classified as held for sale are under contract to sell.

At December 31, 2012, assets held for sale included the Missoula land parcel; the AmericInn & Suites in Golden, CO, which was sold on January 15, 2013; and a land parcel in Jacksonville, FL, which was sold on February 27, 2013.

NOTE 6 - DEBT

Our debt is comprised of a senior secured revolving credit facility and term loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.35% at March 31, 2013 and 5.15% at December 31, 2012, respectively. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	March 31,	December 31,
	2013	2012

Fixed-rate debt	$325,297	$229,587
Variable-rate debt	7,091	83,026

	332,388	312,613
Less debt related to assets
held for sale - fixed rate	6,715	-

	$325,673	$312,613

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$284,704	$281,101	$188,565	$193,448	Level 2 - Market approach

At March 31, 2013 and December 31, 2012, we had variable rate debt of $40.6 million and $41.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

$150 Million Senior Secured Revolving Credit Facility
In January 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the borrowing base of our senior secured revolving credit facility. At March 31, 2013, the maximum amount of borrowing permitted under the terms of this facility was $113.1 million, of which we had $5.0 million borrowed, $3.7 million in standby letters of credit and $104.4 million available to borrow.

Term Loans
On January 14, 2013, we paid off two variable rate term loans with First National Bank of Omaha that were secured by three hotel properties. These loans totaled $22.8 million and had maturity dates of July 2013 and February 2014. There were no associated prepayment penalties.

On January 25, 2013, we closed on a $29.4 million term loan with KeyBank National Association (KeyBank) with a fixed rate of 4.46%. This term loan matures on February 1, 2023, amortizes over 30 years, and is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.

On February 11, 2013, as a part of our acquisition (through a joint venture) of the Holiday Inn & Suites in San Francisco, CA, we assumed a $23.4 million term loan with Greenwich Capital Financial Products, Inc. This loan has a fixed interest rate of 6.2%, matures on January 6, 2016 and amortizes over 30 years.

On March 7 and 8, 2013, we closed on two additional term loans with KeyBank, which mature on April 1, 2023 and amortize over 30 years. A $22.7 million term loan with a fixed rate of 4.52% is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ. A $22.0 million term loan with a fixed rate of 4.3% is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisitions
At March 31, 2013, we had purchase agreements for a Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN and a Hilton Garden Inn in Minneapolis (Eden Prairie), MN that have not been closed as of the issuance of these financial statements. The aggregated purchase price of these hotel properties is $17.1 million, which includes the assumption of debt of $10.2 million. These acquisitions are contingent upon customary closing conditions; therefore, there is no assurance that they will be completed.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Litigation
We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a significant impact on our financial condition or results of operations.

NOTE 8 - EQUITY

Common Stock
On January 3, 2013, we issued 1,974,669 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.2 million, after the underwriting discount and offering-related expenses of $7.1 million.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On March 22, 2013, we issued 1,614 shares of common stock in lieu of cash for director fees.

Preferred Stock
On March 20, 2013, we completed a public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock for net proceeds of $82.0 million, after the underwriting discount and offering-related expenses of $3.0 million.

Our Series C preferred stock has a $25 per share liquidation preference and pays dividends at an annual rate of $1.78125 per share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Noncontrolling Interests in Operating Partnership
Pursuant to the limited partnership agreement, beginning February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash, based upon the fair value of an equivalent number of our shares of common stock at the time of redemption, or at our option, shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

On January 3, 2013, we redeemed 1,974,669 Common Units for 1,974,669 shares of our common stock.

At March 31, 2013 and December 31, 2012, unaffiliated third parties owned 3,251,706 and 5,226,375 Common Units of the Operating Partnership, representing 4.7% and 10.1% limited partnership interest in the Operating Partnership, respectively.

We classify outstanding Common Units held by unaffiliated third parties as noncontrolling interests in the Operating Partnership, a component of equity in the Company’s consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on the Company’s consolidated statement of operations as net income (loss) attributable to noncontrolling interests of the Operating Partnership.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling Interests in Joint Venture
On February 11, 2013, we formed a joint venture with an affiliate of IHG to purchase a Holiday Inn Express & Suites in San Francisco, CA. We own an 80% controlling interest in the joint venture and our partner owns a 20% interest. We classify our partner’s 20% interest as noncontrolling interest in joint venture on our consolidated balance sheets. The portion of net income (loss) allocated to our partner is reported on our consolidated statements of operations as net income (loss) attributable to noncontrolling interests of joint venture.

NOTE 9 - EQUITY-BASED COMPENSATION

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

Stock Options
Stock option activity for first quarter 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(in thousands)
Outstanding, December 31, 2012	893,000	$9.75	-	$-
Granted	-
Exercised	-
Forfeited	-

Outstanding, March 31, 2013	893,000	$9.75	8	$643

Exercisable, March 31, 2013	357,200	$9.75	8	$257

Time-Based Restricted Stock Awards
On March 1, 2013, we awarded time-based restricted stock awards for 106,518 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% on February 28, 2014 and 2015 and 50% on February 28, 2016), or upon a change in control. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

Time-based restricted stock activity for first quarter 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,603	$7.78	$-
Granted	106,518	$9.78
Vested	27,535	$7.78
Forfeited	-

Non-vested, March 31, 2013	161,586	$9.10	$1,692

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance-Based Restricted Stock Awards
On March 1, 2013, we awarded performance-based restricted stock awards for 185,572 shares of common stock to our executive officers. These awards vest ratably over the next three years (2013, 2014 and 2015) subject to the attainment of certain performance goals and continued service, or upon a change in control. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

Performance-based restricted stock activity for first quarter 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,602	$7.78	$-
Granted	185,572	$9.78
Vested	-
Forfeited	-

Non-vested, March 31, 2013	268,174	$9.16	$2,808

Director Stock Awards
Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In first quarter 2013, we issued 1,614 shares of common stock for director fees.

Equity-Based Compensation Expense
Equity-based compensation expense for first quarter 2013 and 2012 follows (in thousands):

	First Quarter
	2013	2012

Included in corporate general and administrative salaries
and other compensation in the statements of operations:
Stock options	$156	$126
Time-based restricted stock	109	-
Performance-based restricted stock	140	-

	405	126
Included in corporate general and administrative other in
the statements of operations:
Director stock	16	-

	$421	$126

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $5.5 million at March 31, 2013. We expect to recognize this cost over a remaining weighted-average period of two years.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - LOSS ON IMPAIRMENT OF ASSETS

In first quarter 2013, we recognized a loss on impairment of assets of $1.5 million related to the SpringHill Suites in Lithia Springs, GA and the Courtyard by Marriott in Memphis, TN. These hotel properties were classified as held for sale at March 31, 2013, and their operating results, including impairment charges, are included in discontinued operations.

In first quarter 2012, we recognized a loss on impairment of assets of $0.9 million related to the AmericInn in Twin Falls, ID. This hotel property was classified as held for sale at March 31, 2012 and subsequently sold on May 16, 2012. Its operating results, including impairment charges, are included in discontinued operations.

NOTE 11 - DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2013 and December 31, 2012 follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (liability)	4	$40,712	$(533)	4	$41,095	$(641)

Our interest rate swaps are designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique, and are all in a liability position. At March 31, 2013, we had not posted any collateral related to these agreements and were not in breach of any financial provisions of the agreements. If we had breached any agreement provisions, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.5 million at March 31, 2013.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follow (in thousands):

First Quarter
2013

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$21

Gain (loss) reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(86)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion and amounts excluded from effectiveness testing)	$-

We had no derivative financial instruments in first quarter 2012. Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for first quarter 2013 and 2012 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

●	Hampton Inn, Holiday Inn Express, and AmericInn in Twin Falls, ID – sold May 2012;
●	AmericInn in Missoula, MT – sold August 2012;
●	Courtyard by Marriott in Missoula, MT – sold December 2012;
●	AmericInn & Suites in Golden, CO – sold January 2013; and
●	Hampton Inn in Denver, CO – sold February 2013.

In addition, discontinued operations also include the following hotel properties that were classified as held for sale at March 31, 2013:

●	Holiday Inn, Holiday Inn Express, Hampton Inn and Fairfield Inn & Suites in Boise, ID;
●	Courtyard by Marriott in Memphis, TN; and
●	SpringHill Suites in Lithia Springs, GA.

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	First Quarter
	2013	2012

REVENUE	$2,804	$4,378

Hotel operating expenses	2,303	3,673
Depreciation and amortization	334	925
Loss on impairment of assets	1,500	932

INCOME (LOSS) FROM HOTEL OPERATIONS	(1,333)	(1,152)
Interest expense	82	330
(Gain) loss on disposal of assets	(1,634)	-

INCOME (LOSS) BEFORE TAXES	219	(1,482)

INCOME TAX (EXPENSE) BENEFIT	(42)	136

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$177	$(1,346)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
ATTRIBUTABLE TO NONCONTROLLING INTEREST	$9	$(364)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
ATTRIBUTABLE TO COMMON STOCKHOLDERS	$168	$(982)

NOTE 13 - EARNINGS (LOSS) PER SHARE/UNIT

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested time-based restricted stock awards with nonforfeitable dividends and for our common stock. Our non-vested time-based restricted stock awards with nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested time-based restricted stock awards with nonforfeitable dividends do not have such an obligation so they are not allocated losses.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2013 and 2012, we had 893,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

In first quarter 2012, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss from continuing operations.

Summit Hotel Properties, Inc.
A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	First Quarter
	2013	2012
Numerator:
Income (loss) from continuing operations	$1,706	$(1,459)
Less: Preferred dividends	2,452	1,156
Allocation to participating securities	9	-
Attributable to noncontrolling interest	(74)	(706)
Income (loss) attributable to common stockholders
from continuing operations	(681)	(1,909)
Income (loss) attributable to common stockholders
from discontinued operations	168	(982)

Net income (loss) attributable to common stockholders	$(513)	$(2,891)

Denominator:
Weighted average common shares outstanding - basic	62,684	27,278
Dilutive effect of equity-based compensation awards	266	-

Weighted average common shares outstanding - diluted	62,950	27,278

Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$(0.01)	$(0.07)
Net income (loss) from discontinued operations	0.00	(0.04)

Net income (loss)	$(0.01)	$(0.11)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summit Hotel OP, LP
A summary of the components used to calculate basic and diluted earnings per unit follows (in thousands, except per unit):

	First Quarter
	2013	2012
Numerator:
Income (loss) from continuing operations	$1,706	$(1,459)
Less: Preferred dividends	2,452	1,156
Attributable to noncontrolling interest	(37)	-
Income (loss) attributable to common unit holders
from continuing operations	(709)	(2,615)
Income (loss) attributable to common unit holders
from discontinued operations	177	(1,346)

Net income (loss) attributable to common unit holders	$(532)	$(3,961)

Denominator:
Weighted average common units outstanding - basic	65,979	37,378
Dilutive effect of equity-based compensation awards	266	-

Weighted average common units outstanding - diluted	66,245	37,378

Earnings per common unit - basic and diluted:
Net income (loss) from continuing operations	$(0.01)	$(0.07)
Net income (loss) from discontinued operations	0.00	(0.04)

Net income (loss)	$(0.01)	$(0.11)

NOTE 14 - SUBSEQUENT EVENTS

Equity Transactions
On April 1, 2013, we issued 249,846 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption on January 31, 2013.

On May 1, 2013, our Board of Directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.35625 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable May 31, 2013.

Acquisitions
On April 30, 2013, we purchased the Hilton Garden Inn in Greenville, SC for $15.3 million.

Dispositions
On May 1, 2013, we sold the Holiday Inn and Holiday Inn Express in Boise, ID for $12.6 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

●	national, regional and local economic conditions;

●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

●	declines in occupancy, average daily rate and revenue per available room and other hotel operating metrics;

●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

●	financial condition of, and our relationships with third-party property managers and franchisors;

●	the degree and nature of our competition;

●	increased interest rates and operating costs;

●	changes in zoning laws and increases in real property tax rates;

●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

●	availability of and our ability to retain qualified personnel;

●	our failure to maintain our qualification as a REIT under the Code;

●	changes in our business or investment strategy;

●	availability, terms and deployment of capital;

●	general volatility of the capital markets and the market price of our shares of common stock;

●	environmental uncertainties and risks related to natural disasters; and

●
other factors described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other reports we file from time to time with the SEC.

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired 33 hotels containing 4,416 guestrooms for purchase prices aggregating $547.1 million. At March 31, 2013, we owned 91 hotels containing 10,309 guestrooms located in 22 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn & Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express & Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place® and Hyatt House®).

At March 31, 2013, our hotels are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

●	Interstate Management Company, LLC (“Interstate”) and its affiliate, Noble Management Group (“Noble”) – 62 hotel properties;

●	Select Hotel Group, LLC (“Hyatt Management”) – 11 hotel properties;

●
Affiliates of Marriott, including Courtyard Management Corporation (“Courtyard Management”), SpringHill SMC Corporation (“SpringHill Management”), and Residence Inn by Marriott (“Residence Inn Management”) – six hotel properties;

●	HP Hotels Management Company, Inc. (“HP Hotels”) – two hotel properties;

●	Kana Hotels, Inc. (“Kana Hotels”) – two hotel properties;

●	InterMountain Management, LLC (“InterMountain”) – two hotel properties;

●	OTO Development, LLC – two hotel properties;

●	Affiliates of IHG including IHG Management (Maryland) LLC (“IHG Management”) and Intercontinental Hotels Group Resources, Inc. (“Intercontinental Management”) – two hotel properties;

●	FCH Hospitality, Inc. – one hotel property; and

●	Lodging Dynamics – one hotel property

We believe the hotel management companies engaged by our TRS lessees qualify as “eligible independent contractors” for federal income tax purposes. Our TRS lessees may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand has led improvements in the overall economy. Although we expect that our hotels will realize meaningful revenue per available room (“RevPAR”) gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on room-night demand, we feel relatively confident that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, franchise availability, local real estate market conditions, and availability and pricing of existing properties. As a result of scarcity of financing, the severe United States recession and declining operating fundamentals, during 2008 and 2009, many planned hotel developments were cancelled or postponed. Due to continued economic uncertainty, we believe the effect of the severe recession will be prolonged compared with prior recessions, which could limit lodging supply growth.

Our Hotel Property Portfolio

At March 31, 2013, our hotel property portfolio consisted of 91 hotels containing 10,309 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 54 hotels containing 6,647 guestrooms are “upscale,” 34 hotels containing 3,456 guestrooms are “upper midscale” and 3 hotels containing 206 guestrooms are “midscale.”  Information for our hotel properties by franchisor as of March 31, 2013 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott (1)	11	1,461
SpringHill Suites by Marriott	9	990
Residence Inn by Marriott	7	805
Fairfield Inn & Suites by Marriott	6	616
Fairfield Inn by Marriott	5	317
TownePlace Suites by Marriott	1	90
Total Marriott	39	4,279
Hilton
Hilton Garden Inn	6	677
Hampton Inn	6	596
Hampton Inn & Suites	5	611
DoubleTree by Hilton	1	127
Homewood Suites	1	91
Total Hilton	19	2,102
Hyatt
Hyatt Place	15	2,012
Hyatt House	1	135
Total Hyatt	16	2,147
IHG
Holiday Inn Express	4	306
Holiday Inn Express & Suites (2)	3	468
Holiday Inn	2	262
Staybridge Suites	2	213
Total IHG	11	1,249
Carlson
Country Inn & Suites by Carlson	2	190
AmericInn
AmericInn	2	149
Starwood
Aloft	1	136
Independent
Aspen Hotel & Suites	1	57

Total (3)	91	10,309
(1)	We own a 90% controlling interest in the Courtyard by Marriott located in Atlanta, GA with the obligation to acquire the remaining 10% interest in 2016.
(2)	We own an 80% controlling interest in the Holiday Inn Express & Suites in San Francisco, CA with an option to acquire the remaining 20% interest beginning in approximately one year.
(3)
Includes six hotel properties that are classified as held for sale at March 31, 2013 in our financial statements. On April 30, 2013, we acquired the 120-guestroom Hilton Garden Inn in Greenville, SC, which is not included in the above table, but is described in additional detail in “Recent Developments.”

Hotel Property Portfolio Activity

Acquisitions

We acquired nine hotel properties in first quarter 2013 and three hotel properties in first quarter 2012. A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company

First Qtr 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$8,706	Hyatt Management
January 22	Hyatt Place	Orlando (Convention), FL	149	13,547	Hyatt Management
January 22	Hyatt Place	Orlando (Universal), FL	151	13,872	Hyatt Management
February 11	Holiday Inn Express & Suites	San Francisco, CA	252	60,500	Intercontinental Management
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,500	SpringHill Management
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	31,500	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	26,000	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	24,000	Courtyard Management
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	20,000	Residence Inn Management

Total First Quarter 2013		9 hotel properties	1,501	$231,625

First Qtr 2012
January 12	Courtyard by Marriott	Atlanta, GA	150	$28,900	Courtyard Management
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	130	11,500	HP Hotels
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	95	8,625	HP Hotels

Total First Quarter 2012		3 hotel properties	375	$49,025

First Quarter 2013 Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt Hotels Corporation (“Hyatt”), a portfolio of three hotel properties. We expect to spend $4.9 million for renovations at these properties for a total cost of $96,300 per key. We funded this acquisition with a portion of the proceeds from our common stock offering completed on January 14, 2013 (the “January 2013 Stock Offering”). The renovations will be funded with borrowings under our senior secured revolving credit facility.

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a Holiday Inn Express & Suites in San Francisco, CA for $240,079 per key. We expect to spend $3.0 million for renovations at this property for a total cost of $252,000 per key. The joint venture assumed a $23.4 million term loan as a part of the acquisition. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest. We funded our contribution to the joint venture with a portion of the proceeds from our January 2013 Stock Offering.

On March 11, 2013, we purchased a portfolio of five Marriott hotel properties. We expect to spend $5.0 million for renovations at these properties for a total cost of $170,100 per key. We funded this acquisition with proceeds from term borrowings secured by previously acquired hotel properties and borrowings under our senior secured revolving credit facility.

First Quarter 2012 Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in a Courtyard by Marriott in Atlanta, GA for $190,000 per key. Including renovations, our total cost per key was $191,300. Upon expiration of tax credits related to the hotel in 2016, we are obligated to purchase the remaining ownership for $0.4 million, which has been accrued as a liability and is included in the purchase price of $28.9 million. We funded this acquisition through assumption of a $19.0 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Liberty Park), AL for $88,462 per key. Including renovations, our total cost per key was $90,200.  We funded this acquisition with a $6.5 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Lakeshore), AL for $90,789 per key. Including renovations, our total cost per key was $107,600.  We funded the purchase price with a $5.6 million term loan and borrowings under our senior secured revolving credit facility.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold two hotel properties and a parcel of land held for development in the first quarter of 2013. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, evaluate for potential impairment, and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. We recognized impairment charges of $1.5 million in first quarter 2013 and $0.9 million in first quarter 2012 due to the change in estimated holding period of the related properties.

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million and recognized a gain on the sale of $1.6 million. On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million. The proceeds from these sales were used to reduce our borrowings under our senior secured revolving credit facility.

No hotel properties were sold in first quarter 2012.

For additional information concerning our dispositions and impairment charges, see Note 10 of our financial statements appearing elsewhere in this Form 10-Q.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

The comparisons that follow should be reviewed in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. As noted above, in first quarter of 2013 we sold the AmericInn Hotel & Suites in Golden, CO and the Hampton Inn in Denver, CO. In addition, at March 31, 2013, we classified as held for sale the Holiday Inn, Holiday Inn Express, Hampton Inn and Fairfield Inn & Suites in Boise, ID; the Courtyard by Marriott in Memphis, TN; and the SpringHill Suites in Lithia Springs, GA, which were all under contract to sell. Accordingly, we classified all of these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of First Quarter 2013 with First Quarter 2012

Key operating metrics for our total portfolio (85 hotels at March 31, 2013 and 60 hotels at March 31, 2012) and our same-store portfolio (57 hotels) for first quarter 2013 compared with first quarter 2012 follows (dollars in thousands, except ADR and RevPAR):

	First Quarter
	2013		2012		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(85 hotels)	(57 hotels)	(60 hotels)	(57 hotels)	(85/60 hotels)	(57 hotels)

Total revenues	$63,211	$37,400	$37,320	$35,462	69.4%	5.5%
Hotel operating expenses	$42,320	$25,590	$25,776	$24,560	67.4%	4.2%
Occupancy	70.6%	67.7%	66.3%	66.2%	6.6%	2.3%
ADR	$105.23	$98.45	$95.67	$94.55	10.0%	4.1%
RevPAR	$74.33	$66.67	$63.39	$62.56	17.3%	6.6%

Revenue. Total revenues, including room and other hotel operations revenue, increased $25.9 million in first quarter 2013 compared with first quarter 2012. The increase in revenues is due to an increase in same-store revenues of $1.9 million and an increase in revenues from the 19 hotel properties acquired in 2012 and nine hotel properties acquired in the first quarter of 2013 (the “Acquired Hotels”) of $24.0 million.

The same-store revenue increase of $1.9 million, or 5.5%, was due to increases in occupancy to 67.7% in first quarter 2013 compared with 66.2% in first quarter 2012, and ADR to $98.45 in first quarter 2013 compared with $94.55 in first quarter 2012. The increases in occupancy and ADR resulted in a 6.6% increase in same-store RevPAR to $66.67 in first quarter 2013 compared with $62.56 in first quarter 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 13 hotel properties in 2012.

Hotel Operating Expenses. Hotel operating expenses increased $16.5 million in first quarter 2013 compared with first quarter 2012. The increase is due in part to an increase in operating expenses at the Acquired Hotels of $15.5 million. In addition, the increase in same-store hotel operating expenses is due to $1.0 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 69.3% in first quarter 2012 to 68.4% in first quarter 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (57 hotels) for first quarter 2013 and 2012 follows (dollars in thousands):

				Percentage of Revenue
	First Quarter		Percentage	First Quarter
	2013	2012	Change	2013	2012

Rooms expense	$10,501	$10,060	4.4%	28.1%	28.4%
Other direct expense	4,873	4,654	4.7%	13.0%	13.1%
Other indirect expense	10,031	9,644	4.0%	26.8%	27.2%
Other expense	185	202	-8.4%	0.5%	0.6%

Total hotel operating expenses	$25,590	$24,560	4.2%	68.4%	69.3%

Depreciation and Amortization.  Depreciation and amortization expense increased $3.6 million in first quarter 2013 compared with first quarter 2012, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $1.3 million in first quarter 2013 compared with first quarter 2012. The increase in expense was due to increases in equity-based compensation of $0.3 million, bonus accruals of $0.5 million, cost related to our development of corporate functions that did not exist prior to our IPO of $0.1 million, and cost related to the relocation of our corporate headquarters from Sioux Falls, SD to Austin, TX of $0.1 million.

Other Income/Expense.  The $0.7 million increase in other income (expense) was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Cash Flows. The increase in net cash provided by operating activities of $8.2 million for first quarter 2013 compared with first quarter 2012 primarily resulted from a $4.7 million improvement in earnings and a $3.0 million increase in depreciation.  The increase in depreciation was primarily related to the Acquired Hotels. The $189.9 million increase in net cash used in investing activities for first quarter 2013 compared with first quarter 2012 primarily resulted from a $183.4 million increase in acquisitions of hotel properties, a $1.7 million increase in investments and additions to hotel properties, and a $13.7 million increase in restricted cash related to renovation reserves funded, which was partially offset by a $9.2 million increase in proceeds from asset dispositions. The $188.2 million increase in net cash provided by financing activities for first quarter 2013 compared with first quarter 2012 resulted from a $237.3 million increase in proceeds from equity offerings, partially offset by a $44.7 million decrease in proceeds from borrowings and a $4.9 million increase in dividends and distributions.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and future results of operations, including impairment charges, in discontinued operations. In addition to the hotel properties previously reported in discontinued operations, in first quarter 2013 we began reporting the following hotel properties in discontinued operations:

● Hampton Inn in Denver, CO	● Fairfield Inn & Suites in Boise, ID
● Holiday Inn in Boise, ID	● Courtyard by Marriott in Memphis, TN
● Holiday Inn Express in Boise, ID	● SpringHill Suites in Lithia Springs, GA
● Hampton Inn in Boise, ID

The Hampton Inn in Denver, CO was sold on February 15, 2013. The Holiday Inn and Holiday Inn Express in Boise, ID were classified as held for sale at March 31, 2013 and subsequently sold on May 1, 2013. The AmericInn in Golden, CO was on sold on January 15, 2013, however it was classified as held for sale in fourth quarter 2012.  The Hampton Inn and Fairfield Inn & Suites in Boise, ID, the Courtyard by Marriott in Memphis, TN, and the SpringHill Suites in Lithia Springs, GA were classified as held for sale at March 31, 2013 and are currently under contract to sell, which sales are anticipated to close during 2013.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	First Quarter
	2013	2012

Revenues	$2,804	$4,378
Hotel operating expenses	2,303	3,673
Depreciation and amortization	334	925
Loss on impairment of assets	1,500	932
Interest expense	82	330
(Gain) loss on disposal of assets	(1,634)	-
Total expenses	2,585	5,860
Income (loss) from discontinued operations before income taxes	219	(1,482)
Income tax (expense) benefit	(42)	136
Income (loss) from discontinued operations	$177	$(1,346)

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness, and distributions to our stockholders.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, and short-term borrowings under our senior secured revolving credit facility. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings under our senior secured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Outstanding Indebtedness

At March 31, 2013, we had $332.4 million in debt secured by mortgages on 73 hotel properties. We also had 18 hotel properties unencumbered by mortgage debt, including 17 hotels containing 2,173 guestrooms operating under brands owned by Marriott, Hilton, IHG and Hyatt that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt).

A summary of our debt at March 31, 2013 follows (dollars in thousands):

Lender	Interest Rate March 31, 2013	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt

$150 Million Senior Secured Revolving Credit Facility
Deutsche Bank AG New York Branch	2.70% Variable	n/a	May 16, 2015	See "$150 Million Senior Secured Revolving Credit Facility"	$5,000

Term Loans
ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	See "Term Loans"	65,718
KeyBank National Association	4.46% Fixed	30	Feb 1, 2023	Hyatt Place, Chicago (Lombard), IL; Hyatt Place, Denver (Lone Tree), CO; Hyatt Place Denver (Englewood), CO; and Hyatt Place, Dallas (Arlington), TX	29,304
	4.52% Fixed	30	April 1, 2023	Hyatt House, Denver (Englewood), CO; Hyatt Place, Baltimore (Owings Mills), MD and Hyatt Place Scottsdale, AZ	22,650
	4.30% Fixed	30	April 1, 2023	Hyatt Place, Orlando (Convention), FL; Hyatt Place, Orlando (Universal), FL; and Hyatt Place, Chicago (Hoffman Estates), IL	22,000
Empire Financial Services, Inc.	6.00% Fixed	25	Feb 1, 2017	Courtyard by Marriott, Atlanta, GA	18,635
Bank of America Commercial Mortgage	6.41% Fixed	25	Sept 1, 2017	Hilton Garden Inn, Smyrna, TN	8,540
Merrill Lynch Mortgage Lending Inc.	6.384% Fixed	30	Aug 1, 2016	Hampton Inn, Smyrna, TN	5,317
GE Capital Financial Inc.	6.03% Fixed	25	May 1, 2017	Courtyard by Marriott, Scottsdale, AZ and SpringHill Suites by Marriott, Scottsdale, AZ	14,782
Chambers Bank	6.50% Fixed	20	June 24, 2014	Aspen Hotel & Suites, Fort Smith, AR	1,393
Bank of the Ozarks	5.75% Fixed	25	July 10, 2017	Hyatt Place, Portland, OR	8,736
MetaBank	4.95% Fixed	17	Feb 1, 2017	Holiday Inn, Boise, ID and SpringHill Suites by Marriott, Lithia Springs, GA	6,715
Bank of Cascades	4.66% Fixed	25	Sept 30, 2021	Residence Inn by Marriott, Portland, OR	12,209
Goldman Sachs	5.67% Fixed	25	July 6, 2016	SpringHill Suites by Marriott, Bloomington, MN and Hampton Inn & Suites, Bloomington, MN	14,303
BNC National	5.01% Fixed	20	Nov 1, 2013	Hampton Inn & Suites, Fort Worth, TX	5,253
Compass Bank	4.57% Fixed	20	May 17, 2018	Courtyard by Marriott, Flagstaff, AZ	13,939
General Electric Capital Corp.	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Lakeshore), AL	5,453
	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Liberty Park), AL	6,386
	4.82% Fixed	20	April 1, 2018	SpringHill Suites by Marriott, Denver, CO*	7,902
	5.03% Fixed	25	March 1, 2019	Double Tree, Baton Rouge, LA*	10,354
	4.10% Fixed	25	April 1, 2014	Country Inn & Suites, San Antonio, TX*	10,489
AIG	6.11% Fixed	20	Jan 1, 2016	Residence Inn by Marriott, Salt Lake City, UT	13,927
Greenwich Capital Financial Products	6.20% Fixed	30	Jan 6, 2016	Holiday Inn Express & Suites, San Francisco, CA	23,383

Total term loans					327,388

Total debt					332,388

Less debt related to assets held for sale					6,715

					$325,673

* These three loans are cross-collateralized and are also secured by the Aloft in Jacksonville FL, the Hyatt Place in Las Colinas, TX, and the Fairfield Inn in Boise, ID.

The interest rates at March 31, 2013 above give effect to our use of interest rate swaps, where applicable.

$150 Million Senior Secured Revolving Credit Facility

At March 31, 2013, the maximum amount of borrowings permitted under our $150 million senior secured revolving credit facility was $113.1 million, of which we had $5.0 million borrowed, $3.7 million in standby letters of credit and $104.4 million available to borrow.

In January 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the facility’s borrowing base. At March 31, 2013, the borrowing base assets are as follows:

● SpringHill Suites, Little Rock, AR	● Fairfield Inn & Suites, Baton Rouge, LA
● Fairfield Inn, Denver, CO	● SpringHill Suites, Baton Rouge, LA
● Hampton Inn, Fort Collins, CO	● TownePlace Suites, Baton Rouge, LA
● Staybridge Suites, Glendale, CO	● Homewood Suites, Ridgeland, MS
● Hampton Inn, Boise, ID	● Hampton Inn, Medford, OR
● Residence Inn, Fort Wayne, IN	● SpringHill Suites, Nashville, TN
● Hilton Garden Inn, Duluth, GA	● Courtyard by Marriott, Arlington, TX
● Holiday Inn, Duluth, GA	● Residence Inn, Arlington, TX
● Fairfield Inn, Emporia, KS	● Courtyard by Marriott, El Paso, TX
● Holiday Inn Express, Emporia, KS	● Hampton Inn, Provo, UT
● AmericInn, Salina, KS	● Fairfield Inn & Suites, Bellevue, WA
● Fairfield Inn, Salina, KS	● Fairfield Inn & Suites, Spokane, WA

At May 2, 2013, the maximum amount of borrowings permitted under this facility was $113.1 million, of which we had $24.3 million borrowed, $5.2 million in standby letters of credit and $83.6 million available to borrow.

Term Loans

At March 31, 2013, we had $327.4 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

Our term loans included a $65.7 million loan with ING Life Insurance and Annuity (ING). In February 2013, we removed the Hampton Inn in Denver, CO from the security for the ING loan and replaced it with a $2.4 million stand-by letter of credit issued under our senior secured revolving credit facility. At March 31, 2013, the ING loan was secured by the following hotel properties:

● Fairfield Inn & Suites, Germantown, TN	● Fairfield Inn, Lewisville, TX
● Residence Inn by Marriott, Germantown, TN	● Holiday Inn Express, Vernon Hills, IL
● Holiday Inn Express, Boise, ID	● Hampton Inn, Fort Wayne, IN
● Hampton Inn & Suites, El Paso, TX	● Staybridge Suites, Ridgeland, MS
● Hampton Inn, Fort Smith, AR	● Residence Inn by Marriott, Ridgeland, MS
● Hilton Garden Inn, Fort Collins, CO	● Country Inn & Suites, Charleston, WV
● SpringHill Suites by Marriott, Flagstaff, AZ	● Holiday Inn Express, Charleston, WV
● Holiday Inn Express, Sandy, UT

On May 1, 2013, we removed the Holiday Inn Express in Boise, ID from the security for the ING loan and replaced it with a $1.5 million stand-by letter of credit issued under our senior secured revolving credit facility. We anticipate replacing both letters of credit securing the ING loan with additional hotel property collateral.

For additional information regarding our term loans, please read our unaudited condensed consolidated financial statements and related notes thereto, appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2012 and elsewhere in this Form 10-Q.

Equity Transactions

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of our common stock. Net proceeds were $148.2 million, after the underwriting discount and offering-related expenses. We contributed the net proceeds of this offering to Summit OP in exchange for Common Units. Summit OP used the proceeds for hotel property acquisitions and to pay down our term debt and our senior secured revolving credit facility.

On March 20, 2013, we completed an underwritten public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock for net proceeds of $82.0 million, after the underwriting discount and offering-related expenses. We contributed the net proceeds of this offering to Summit OP in exchange for Series C Preferred Units. Summit OP used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

Capital Expenditures

In first quarter 2013, we spent $7.4 million on renovations, including $5.4 million on hotel properties that we owned prior to 2012 and $2.0 million on hotel properties acquired since the beginning of 2012. We currently have renovations underway at 10 of our hotel properties. We anticipate spending a total of $32.0 million to $40.0 million on hotel property renovations in the remainder of 2013. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior secured revolving credit facility, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At March 31, 2013, we had $3.7 million in outstanding stand-by letters of credit which provide credit enhancement on three term loans. Letters of credit totaling $1.3 million may be released when the operating performance of the related hotel properties reach a defined level. At May 2, 2013, we had $5.2 million in outstanding standby letters of credit which provide credit enhancement on three term loans.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at March 31, 2013 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$420,324	$31,184	$99,888	$113,607	$175,645
Operating lease obligations (2)	33,711	526	1,608	1,002	30,575
Purchase obligations (3)	3,846	3,846	-	-	-

Total	$457,881	$35,556	$101,496	$114,609	$206,220

(1)
Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at March 31, 2013, after giving effect to interest rate swaps.

(2)	Primarily ground leases and corporate office leases.
(3)	Represents purchase orders and executed contracts for renovation projects at our hotel properties.

In addition to the contractual obligations in the above table, at March 31, 2013 we had purchase agreements to acquire three hotel properties for $32.4 million, including the assumption of debt of $10.2 million. One of these acquisitions, with a purchase price of $15.3 million, was closed on April 30, 2013, as described in additional detail in “Recent Developments.” The remaining acquisitions are subject to certain conditions to closing; therefore, we cannot provide assurance that we will acquire these hotel properties.

We are also obligated to fund the remaining $10.0 million of a $20.3 million first mortgage loan on a hotel property located in downtown Minneapolis, MN. The loan represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions including the successful conversion of the property, estimated to be completed in fourth quarter 2013, we plan to purchase the property for an estimated $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2012 Annual Report on Form 10-K.

Reclassification of Certain Prior Period Financial Information

We reclassified $0.6 million of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses in first quarter 2012 to conform to our 2013 presentation.  This reclassification had no effect on previously reported results of operations or equity.

Recent Developments

Acquisition Activity

On April 30, 2013, we purchased from an unaffiliated third party a 120-guestroom Hilton Garden Inn in Greenville, SC for $15.3 million. We anticipate incurring $0.6 million in renovation expense at this hotel. The acquisition was funded by an advance on our senior secured revolving credit facility.

On May 6, 2013, we entered into a purchase agreement to acquire four hotel properties with a total of 786 guestrooms from certain affiliates of White Lodging Services Corporation for a purchase price of $153 million. The hotel properties include a 297-guestroom Courtyard by Marriott and a 156-guestroom SpringHill Suites in Indianapolis, IN and a 198-guestroom SpringHill Suites and a 135-guestroom Fairfield Inn & Suites in Louisville, KY. The acquisition is subject to the satisfactory completion of due diligence and customary closing conditions. We cannot provide any assurance that we will acquire these hotel properties.

Disposition Activity

On May 1, 2013, we sold the 119-guestroom Holiday Inn and 63-guestroom Holiday Inn Express in Boise, ID for $12.6 million. Proceeds from the sale were used to pay off our loan with MetaBank and pay down our senior secured revolving credit facility.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis we also use derivative financial instruments to manage interest rate risk.

At March 31, 2013, we were party to four interest rate swap agreements, with a total notional amount of $40.7 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $0.5 million.

At March 31, 2013, after giving effect to our interest rate swap agreements, $325.3 million, or 97.9%, of our debt had fixed interest rates and $7.1 million, or 2.1%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increase by 1.0% our cash flow would decrease by less than $0.1 million per year.

As our fixed rate debts mature, they will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2013, $13.9 million of our long-term debt will amortize or mature during the next 12 months, of which $13.8 million has fixed interest rates and $0.1 million has variable interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1†	Articles of Amendment and Restatement of Summit Hotel Properties, Inc., as amended
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

3.4†	First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended
10.1†	Form of Incentive Award Agreement
10.2†	Form of Stock Award Agreement (Performance Based Shares)
10.3†	Form of Stock Award Agreement (Service-Based Shares)
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 6, 2013	By:		/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

		By:	Summit Hotel GP, LLC, its general partner

			By:	Summit Hotel Properties, Inc., its sole member

Date: May 6, 2013				By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Articles of Amendment and Restatement of Summit Hotel Properties, Inc., as amended
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

3.4†	First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended
10.1†	Form of Incentive Award Agreement
10.2†	Form of Stock Award Agreement (Performance Based Shares)
10.3†	Form of Stock Award Agreement (Service-Based Shares)
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

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